Form 10QSB
period 2002-06-30
EXMAILIT COM
filed 2002-08-14
CIK 1132810

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended June 30, 2002

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------


              Commission File Number: 0-49763

                       eXmailit.com
   ----------------------------------------------------
  (Exact name of Registrant as specified in its charter)


        Nevada                                     88-0469593
 ---------------------------                   -----------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization               Identification No.)

     530-999 West Hastings St.
 Vancouver, B.C., Canada  V6C 2W2          (604) 688-4060
---------------------------------      -----------------------------
(Address of principal executive       (Registrant's telephone number,
 offices)                              including area code)


                                None
  -----------------------------------------------------------------
  Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes   X      No

The number of shares outstanding of the registrant's common stock as of June 30, 2002 was 4,000,000.

Registrant's common stock is listed on the OTC Bulletin Board under the symbol "EXMA".

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements for eXmailit.com (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10SB/A, filed August 7, 2002.

eXmailit.com
A DEVELOPMENT STAGE COMPANY
I N T E R I M   F I N A N C I A L   S T A T E M E N T S
FROM INCEPTION, 30 JUNE 2002 AND FOR THE THREE MONTHS AND
SIX MONTHS ENDED 30 JUNE 2002 AND 2001
Unaudited - See the Review Engagement Report
-----------------------------------------------------------------






















-----------------------------------------------------------------
              Parker & Co., Chartered Accountants
eXmailit.com
A DEVELOPMENT STAGE COMPANY
I N T E R I M   F I N A N C I A L   S T A T E M E N T S
FROM INCEPTION, 30 JUNE 2002 AND FOR THE THREE MONTHS AND
SIX MONTHS ENDED 30 JUNE 2002 AND 2001
Unaudited - See the Review Engagement Report
-----------------------------------------------------------------

C O N T E N T S

                                                         Page
                                                     ============

INDEPENDENT REVIEW ENGAGEMENT REPORT                       1

INTERIM STATEMENT OF FINANCIAL POSITION                    2

INTERIM STATEMENT OF RESULTS OF OPERATION                  3

INTERIM STATMENT OF CASH FLOWS                             4

INTERIM STATEMENT OF STOCKHOLDER'S EQUITY                  5

NOTES TO THE INTERIM FINANCIAL STATEMENTS                  6-8










----------------------------------------------------------------
              Parker & Co., Chartered Accountants

P A R K E R  &  C O.                                 Page 1 of 8
CHARTERED ACCOUNTANTS
-----------------------------------------------------------------
200 - 2560 Simpson Road, Richmond BC  V6X 2P9
Tel:  (604)  276-9920     Fax:  (604)  276-4577
-----------------------------------------------------------------

INDEPENDENT REVIEW ENGAGEMENT REPORT

To the Board of Directors
eXmailit.com

We have reviewed the interim statement of financial position of eXmailit.com, a development stage company, as at 30 June 2002 and as at 31 December 2001 and the interim statements of results of operations and cash flows for the three months and six months ended 30 June 2002 and 2001 and the interim statement of changes in stockholders' equity from inception, 6 April 2000, to 30 June 2002, in accordance with the standards established by the American Institute of Certified Public Accountants. These interim financial statements are the responsibility of the company's management.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. A review is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

We have previously audited, in accordance with generally accepted auditing standards in the United States, the statements of financial position as at 31 December 2001, and the statements of results of operation and cash flow for the year then ended and the statement of changes in shareholders' equity from inception, 6 April 2000, to 31 December 2001; and in our report dated 12 April 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying interim statement of financial position as of 30 June 2002, is fairly stated in all material respects in relation to the statement of financial position from which it has been derived.

These interim financial statements have been prepared assuming the company will continue as a going concern. As stated in Note 2 to the interim financial statements, the company will require an infusion of capital to sustain itself. This requirement for additional capital raises substantial doubt about the company's ability to continue as a going concern. The interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richmond, British Columbia, Canada
29 July 2002
/s/ PARKER & CO.
CHARTERED ACCOUNTANTS
----------------------------------------------------------------
              Parker & Co., Chartered Accountants


                        eXmailit.com
                   A DEVELOPMENT STAGE COMPANY
                INTERIM STATEMENT OF FINANCIAL POSITION

Unaudited -  see the Review Engagement Report         Page 2 of 8
------------------------------------------------------------------------------
                                                  AS AT            AS AT
                                                30 JUNE        31 DECEMBER
                                                  2002             2001
                                            ---------------    ---------------
CURRENT ASSETS
Cash                                             $   32,492        $   46,613
                                                -----------       -----------
Total current assets                                 32,492            46,613
                                                -----------       -----------
EQUIPMENT AND SOFTWARE, NOTE 3
Office and computer equipment
and software, at cost                                14,560            11,732
Accumulated amortization                              6,557             3,772
                                                -----------       -----------
Unamortized cost                                      8,003             7,960
                                                -----------       -----------
                                                -----------       -----------
TOTAL ASSETS                                     $   40,495         $  54,573
                                                ===========       ===========
CURRENT LIABILITIES

Accounts payable                                 $      490         $   1,038
Loans payable, Note 4                                75,000            75,000
                                                -----------       -----------
Total current liabilities                            75,490            76,038
                                                -----------       -----------
STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Share capital, Note 5                                 4,000             4,000
Additional paid in capital                           49,000            49,000
Currency translation adjustment                       2,448                 -
Deficit accumulated during the development stage   (90,443)          (74,465)
                                                -----------       -----------
Total stockholders'equity (deficiency in assets)   (34,995)          (21,465)
                                                -----------       -----------
                                                -----------       -----------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS        $  40,495         $  54,573
                                                ===========       ===========



-------------------------------------------------------------------------------
              Parker & Co., Chartered Accountants

                      eXmailit.com
                 A DEVELOPMENT STAGE COMPANY
           INTERIM STATEMENT OF RESULTS OF OPERATIONS


Unaudited -  see the Review Engagement Report                      Page 3 of 8
------------------------------------------------------------------------------
                                                                          FROM
                                                                     INCEPTION,
                                                                        6 APRIL
                                   FOR THE THREE       FOR THE SIX         2000
                                    MONTHS ENDED      MONTHS ENDED           TO
                                 30 JUNE   30 JUNE  30 JUNE  30 JUNE    30 JUNE
                                   2002      2001     2002     2001        2002
                                --------- --------  -------- --------- --------
EXPENSES
Accounting, legal and
professional fees	         $ 3,860  $ 8,369   $ 7,196  $ 11,304  $ 45,974
Advertising                            -       21         -        21       647
Bank charges                          58       33        87        42       725
Dues and subscriptions                 -    1,193        75     1,252     1,513
Telephone                            356    1,024       721     1,213     3,492
Utilities                              -        -         -         -       153
Rent                                   -      187         -       187     7,445
Postage and courier                    -       30        53        71       462
Office supplies                       75        -       165     2,181     3,139
Miscellaneous                          -      137         -       137         -
Travel and entertainment               -    2,011         -     5,079     7,621
Registration fees                  3,753        -     3,753         -     3,753
Amortization                       2,047    1,680     2,787     2,829    11,271
Exchange losses                      167  (2,953)     1,141         -     4,802
                                --------- --------  -------- --------- --------
Total expenses                    10,316   11,732    15,978    24,316    90,997
                                --------- --------  -------- --------- --------
OTHER  INCOME
Interest earned                        -        -         -         -       554
Miscellaneous income                   -       34         -        34         -
                                --------- --------  -------- --------- --------

LOSS BEFORE INCOME TAXES        (10,316)  (11,698)  (15,978)  (24,282)  (90,443)

INCOME TAXES, NOTE 7	               -        -         -         -         -
                                --------- --------  -------- --------- --------
LOSS                           ($10,316) ($11,698) ($15,978) ($24,282) ($90,443)
                                ========= ========  ======== ========= ========
LOSS PER SHARE, NOTE 8           ($0.00)   ($0.00)   ($0.00)   ($0.01)   ($0.03)
                                ========= ========  ======== ========= ========
WEIGHTED AVERAGE
NUMBER OF SHARES               4,000,000 3,000,000 4,000,000 3,000,000 3,347,666
                                ========= ========  ======== ========= ========

--------------------------------------------------------------------------------
              Parker & Co., Chartered Accountants

                                  eXmailit.com
    	                   A DEVELOPMENT STAGE COMPANY
      I N T E R I M   S T A T E M E N T  O F  C A S H  F L O W S
Unaudited -  see the Review Engagement Report                        Page 4 of 8
--------------------------------------------------------------------------------
                                                                          FROM
                                                                     INCEPTION,
                                                                        6 APRIL
                                   FOR THE THREE       FOR THE SIX         2000
                                    MONTHS ENDED      MONTHS ENDED           TO
                                 30 JUNE   30 JUNE  30 JUNE  30 JUNE    30 JUNE
                                   2002      2001     2002     2001        2002
                                --------- --------  -------- --------- --------
CASH PROVIDED (USED)
FROM OPERATIONS
Net loss                       ($10,316)($11,698)  ($15,978)($24,282)  ($90,443)
Items not involving cash
Amortization of equipment
and software cost                 2,047    1,680      2,787    2,829     11,271
Office equipment exchanged
for consulting services               -        -          -        -     15,354
                                --------- --------  -------- --------- --------
Total cash used for the loss     (8,269)  (10,018)  (13,191)  (21,453)  (63,818)
                                --------- --------  -------- --------- --------
Changes in working capital
other than cash
Due from a shareholder	              -         -         -     3,632         -
Deposit	                          -         -         -       131         -
Accounts payable                   (523)      656      (548)      (2)       490
Loan payable                          -         -         -        -     75,000
                                --------- --------  -------- --------- --------
Total changes in working capital   (523)      656      (548)   3,761     75,490
                                --------- --------  -------- --------- --------
Total cash used in operations    (8,792)   (9,362)  (13,739) (17,692)    11,672
                                --------- --------  -------- --------- --------
CASH PROVIDED (USED) BY
INVESTMENT ACTIVITY
Acquisition of equipment
and software                     (2,830)   (2,587)   (2,830)  (4,986)  (34,628)
                                --------- --------  -------- --------- --------
CASH PROVIDED (USED) BY
FINANCING ACTIVITY
Issue of common stock                 -        -          -        -    53,000
Currency translation adjustment   2,448     (313)     2,448     (313)    2,448
                                --------- --------  -------- --------- --------
Total cash provided by financing  2,448     (313)     2,448     (313)   55,448
                                --------- --------  -------- --------- --------
CASH CHANGE                      (9,174) (12,262)   (14,121) (22,991)   32,492
CASH BEGINNING                   41,666   12,704     46,613   23,433         -
                                --------- --------  -------- --------- --------
CASH ENDING                    $ 32,492  $   442   $  32,492 $   442   $ 32,492
                                ========= ========  ======== ========= ========
COMPRISED OF:
Cash                           $ 32,492  $   442   $  32,492 $   442   $ 32,492
                                ========= ========  ======== ========= ========

--------------------------------------------------------------------------------
              Parker & Co., Chartered Accountants


                            eXmailit.com
                      A DEVELOPMENT STAGE COMPANY
       INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
  From inception, 6 April 2000 to 30 June 2002 and fro the Three Months and
                 Six Months Ended 20 June 2002 and 2001
              Unaudited - See the Review Engagement Report
-------------------------------------------------------------------------------
                     COMMON   COMMON ADDITIONAL              CURRENCY
                       STOCK    STOCK    PAID IN           TRANSLATION
CONSIDERATION         ISSUED   AMOUNT    CAPITAL  DEFICIT   ADJUSTMENT    TOTAL
------------------  --------  -------- --------- --------- ----------- ---------
Private placement
for cash on
10 April 2000      3,000,000 $  3,000  $      0              $      0  $   3,000

Net loss from
inception, 6 April
2000 to 31 December
2000                                              ($28,224)             (28,224)
                    --------  -------- --------- --------- ----------- ---------
Balance as at
31 December 2000   3,000,000 $  3,000         -   ($28,224)          -  (25,224)

Net loss for the
three months ended
31 March 2001                                      (12,584)             (12,584)
                    --------  -------- --------- --------- ----------- ---------
Balance as at
31 March 2001	   3,000,000    3,000 	      -    (40,808)         -   (37,808)

Net loss for the
three months ended
30 June 2001                                       (11,698)             (11,698)
		  ----------  -------- --------- ---------- ----------	--------
Balance as at
30 June 2001       3,000,000    3,000         -    (52,506)         -   (49,506)

Private placement
for cash on
20 September 2001  1,000,000    1,000    49,000                          50,000

Net loss for the
six months ended
31 December 2001                                   (21,959)             (21,959)
		  ---------  ---------	--------  --------- ----------	--------
Balance as at 31
December 2001     4,000,000     4,000    49,000    (74,465)         - 	(21,465)

Net loss for the
three months ended
31 March 2002	                                    (5,662)              (5,662)
		  ---------  ---------	--------  --------- ----------  --------
Balance as at
31 March 2002     4,000,000     4,000    49,000    (80,127)         -  	(27,127)

Net loss for the
three months ended
30 June 2002                                       (10,316)             (10,316)

Currency translation
adjustment as at
30 June 2002                                                     2,448    2,448
                  ---------  ---------  --------  --------- ---------- --------
Balance as at
30 June 2002      4,000,000    $4,000   $49,000    ($90,443)    $2,448 ($34,995)
                  =========  =========  ========  ========= ========== ========


                   Parker & Co., Chartered Accountants
                               eXmailit.com
                       A DEVELOPMENT STAGE COMPANY
             NOTES  TO  THE  INTERIM   FINANCIAL  STATEMENTS
     FROM INCEPTION, 6 APRIL 2000 TO 30 JUNE 2002 AND FOR THE THREE MONTHS
                 AND SIX MONTHS ENDED 30 JUNE 2002 AND 2001

Unaudited -  see the Review Engagement Report         Page 6 of 8
---------------------------------------------------------------------
Note 1  THE CORPORATION AND ITS BUSINESS

eXmailit.com was incorporated in the State of Nevada, United States on 6 April 2000. The company has a total of 100,000,000 authorized shares with a par value of $0.001 per share with 4,000,000 shares issued and outstanding as at 30 June 2002.

The company has offices in Vancouver, British Columbia, Canada.
The company has been organized to operate an online email to mail service network on the internet. The company is a development stage company which has not derived any revenue from its operations.
The fiscal year end of the company is 31 December.

Note 2  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

These financial statements have been prepared using United States Generally Accepted Accounting Principles as established by the American Institute of Certified Public Accountants and have been stated in United States dollars rounded to the nearest whole dollar except for the loss per share which has been rounded to the nearest cent. These accounting principles are applicable to a going concern, which contemplates the realization and liquidation of liabilities in the normal course of business. Current business activities have just begun and insufficient revenue has been generated to sustain the company as a going concern without the infusion of additional capital.

Assets and liabilities of operations in foreign countries are translated into United States dollars using the exchange rate at the statement of financial position date for monetory assets and liabilities or the historical exchange rates for the nonmonetory assets. Accordingly, the company's primary functional currency is the Canadian dollar and as a result the company operates a Canadian dollar bank account which was translated into United States of America dollars at the exchange rate at the statement of financial position date. Transactions made in Canadian dollars or other foreign currencies were translated at the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into United States dollars are included in stockholders' equity, while gains and losses resulting from foreign currency transactions are included in operations.

Revenue is recorded as a sale at the time the services contracted for have been completed. Costs are recorded at the time an obligation to pay occurs and are expensed at the time the benefit to the company is matched to revenue or, if there is no matching revenue, to the period in which the benefit is realized.

Equipment and software are all amortized at 20% on the declining balance.

Note 3   EQUIPMENT AND COMPUTER SOFTWARE

		      	            ACCUMULATED	  UNAMORTIZED	UNAMORTIZED
		         AT  COST  AMORTIZATION	         COST	       COST
		          30 JUNE       30 JUNE	      30 JUNE	31 DECEMBER
COMPRISED OF:		     2002  	   2002	         2002	       2001
			---------------------------------------------------
Office furniture          $1,982       $   808    $    1,174     $    1,309
Computer equipment         2,828         2,045           783              -
Computer software          5,616         2,088         3,528          3,865
Leasehold improvements     4,134         1,616         2,518          2,786
                          ------        ------    ---------- 	 -----------
                         $14,560        $6,557    $    8,003     $    7,960
                         ======= 	    ====== 	  ========== 	 ==========

                               eXmailit.com
                        A DEVELOPMENT STAGE COMPANY
             NOTES  TO  THE  INTERIM   FINANCIAL  STATEMENTS
      FROM INCEPTION, 6 APRIL 2000 TO 30 JUNE 2002 AND FOR THE THREE
             MONTHS AND SIX MONTHS ENDED 30 JUNE 2002 AND 2001

Unaudited -  see the Review Engagement Report             Page 7 of 8
---------------------------------------------------------------------

Note 4            LOANS PAYABLE

The loans payable were repayable on August 12, 2001. Interest at the rate of 15% per annum may be charged after the loans maturity at the option of the holder. If payment is not paid within 30 days of the due date, then liquidation damages equal to 5% of the overdue amount will be added to the balance owing. The interest to 30 June 2002 and the liquidation damages have been waived and the loans repayment terms have been extended indefinitely, with a provision that the notes cannot be demanded.

NOTE 5     SHARE CAPITAL

The authorized share capital is 100,000,000 shares with a par value of $0.001.

4,000,000 common share have been issued as follows:

       <CAPTION
             					          ADDITIONAL
		           		          SHARE	  PAID IN
CONSIDERATION		       DATE	ISSUED    CAPITAL CAPITAL    TOTAL
--------------------------------------------------------------------------

Private placement
for cash                10 April 2000  3,000,000  $3,000   $  0    $ 3,000

Private placement
for cash	    20 September 2001  1,000,000   1,000  49,000    50,000
                                       ---------  ------  ------   -------
Balance as at           30 June  2002  4,000,000  $4,000 $49,000   $53,000
                                       =========  ====== =======   =======

Note 6    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On 12 August 2000, Robert Gardner, an officer and director, loaned the company $75,000, repayable on 12 August 2001 at an interest rate of 15% per annum, at the option of the holder. The terms of the loan payable provide that if payment is not made within 30 days of the due date, then liquidation damages equal to 5% of the overdue amount will be added to the balance owing. The interest to and including 30 June 2002 and the liquidation damages have been waived by Mr. Gardner and the loan repayment has been extended indefinitely, with a provision that the note cannot be demanded.

The company is currently using the business offices of Robert Gardner, an officer and director, at 999 West Hastings Street, Suite 530, Vancouver, B.C. Canada, on a rent-free basis. There is no written lease agreement or other material terms or arrangements relating to the company's agreement with Mr. Gardner to use his office space.
The premises consist of approximately 1000 square feet, including office space, reception area and meeting facilities.

                         eXmailit.com
                A DEVELOPMENT STAGE COMPANY
        NOTES  TO  THE  INTERIM   FINANCIAL  STATEMENTS
          FROM INCEPTION, 6 APRIL 2000 TO 30 JUNE 2002
  AND FOR THE THREE MONTHS AND SIX MONTHS ENDED 30 JUNE 2002 AND 2001

Unaudited -  see the Review Engagement Report	          Page 8 of 8
---------------------------------------------------------------------

Note 6  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTINUED)

The officers and directors of the company are involved in other business activities, and may, in the future become active in additional other business activities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the company and their own business interests. The company has not formulated a policy for the resolution of such a conflict.

Note 7  INCOME TAXES

Income taxes on the loss has not been reflected in these financial statements as it is not virtually certain that this loss will be recovered before the expiry period of the loss carry forwards.


Note 8  LOSS PER SHARE

Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares during the period. Diluted loss per share is calculated on the weighted average number of common shares that would have resulted if dilutive common stock equivalents had been converted to common stock. No stock options or similar rights were available or granted during the period presented. Accordingly, basic and diluted loss per share are the same.

Item 2. Management's Discussion and Analysis or Plan of Operation. Plan of Operation
-----------------
Registrant expects its current cash in the bank to satisfy its cash requirements for business operations for at least the next 12 months without having to raise additional funds or seek bank loans.

For the period from inception to the six months ended June 30, 2000, Registrant had not yet generated any revenues or expended any significant amount of money for research and development. During the next 12 months, Registrant does not intend to purchase any significant property or equipment. Registrant is still in the development stage and is continuing development of its eXmailit software.

Results of Operations
---------------------
For the three and six months ended June 30, 2002, Registrant had no revenues and incurred net operating losses of $10,316 and $11,698, respectively, all of which comprised general and administrative expenses.


                    PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits required to be filed herein are incorporated by reference to Registrant's Form 10SB/A, intially filed with the Commission on April 26, 2002:

Exhibit No.           Description
-----------           -----------
   3(i)               Articles of Incorporation
   3(ii)              Bylaws


B) There were no reports on Form 8-K filed during the quarter.

                               SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             eXmailit.com
                             ------------------------

Dated: August 10, 2002       By:/s/ M. Kevin Ryan,
                             President, Secretary and Director

Dated: August 10, 2002       By:/s/ Robert Gardner, Treasurer
                             and Director