Form 10QSB
period 2002-09-30
EXMAILIT COM
filed 2002-11-13
CIK 1132810

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended September 30, 2002

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

The number of shares outstanding of the registrant's common stock as of September 30, 2002 was 4,000,000.

Registrant's common stock is listed on the OTC Bulletin Board under the symbol "EXMA".

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements for eXmailit.com (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10SB/A, filed August 7, 2002.

eXmailit.com
A DEVELOPMENT STAGE COMPANY
I N T E R I M   F I N A N C I A L   S T A T E M E N T S
FOR THE THREE MONTHS AND NINE MONTHS ENDED 30 SEPTEMBER 2002 AND 2001 Unaudited - See the Review Engagement Report
---------------------------------------------------------------------






















---------------------------------------------------------------------
              Parker & Co., Chartered Accountants
eXmailit.com
A DEVELOPMENT STAGE COMPANY
I N T E R I M   F I N A N C I A L   S T A T E M E N T S
FOR THE THREE MONTHS AND NINE MONTHS ENDED 30 SEPTEMBER 2002 AND 2001 Unaudited - See the Review Engagement Report
---------------------------------------------------------------------

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










----------------------------------------------------------------------------
              Parker & Co., Chartered Accountants

P A R K E R  &  C O.                                 Page 1 of 8
CHARTERED ACCOUNTANTS
----------------------------------------------------------------------------
200 - 2560 Simpson Road, Richmond BC  V6X 2P9
Tel:  (604)  276-9920     Fax:  (604)  276-4577
-----------------------------------------------------------------

INDEPENDENT REVIEW ENGAGEMENT REPORT

To the Board of Directors
eXmailit.com

We have reviewed the interim statement of financial position of eXmailit.com, a development stage company, as at 30 September 2002 and as at 31 December 2001 and the interim statements of results of operations and cash flows for the three months and nine months ended 30 September 2002 and 2001 and the interim statement of changes in stockholders' equity from inception, 6 April 2000, to 30 September 2002, in accordance with the standards established by the American Institute of Certified Public Accountants. These interim financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards in the United States, the statements of financial position as at 31 December 2001, and the statements of results of operation and cash flow for the year then ended and the statement of changes in shareholders' equity from inception, 6 April 2000, to 31
December 2001; and in our report dated 12 April 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying interim statement of financial position as of 30 September 2002, is fairly stated in all material respects in relation to the statement of financial position from which it has been derived.

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

Richmond, British Columbia, Canada
28 October 2002
/s/ PARKER & CO., CHARTERED ACCOUNTANTS
-----------------------------------------------------------------------------
              Parker & Co., Chartered Accountants


                        eXmailit.com
                   A DEVELOPMENT STAGE COMPANY
                INTERIM STATEMENT OF FINANCIAL POSITION

Unaudited -  see the Review Engagement Report         Page 2 of 8
------------------------------------------------------------------------------
                                                  AS AT            AS AT
                                             30 SEPTEMBER      31 DECEMBER
                                                  2002             2001
                                            ---------------    ---------------
CURRENT ASSETS
Cash                                             $   23,497        $   46,613
                                                -----------       -----------
Total current assets                                 23,497            46,613
                                                -----------       -----------
EQUIPMENT AND SOFTWARE, NOTE 3
Office and computer equipment
and software, at cost                                14,560            11,732
Accumulated amortization                              6,557             3,772
                                                -----------       -----------
Unamortized cost                                      8,003             7,960
                                                -----------       -----------
                                                -----------       -----------
TOTAL ASSETS                                     $   31,500         $  54,573
                                                ===========       ===========
CURRENT LIABILITIES

Accounts payable                                 $    1,100         $   1,038
Loans payable, Note 4                                75,000            75,000
                                                -----------       -----------
Total current liabilities                            76,100            76,038
                                                -----------       -----------
STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Share capital, Note 5                                 4,000             4,000
Additional paid in capital                           49,000            49,000
Currency translation adjustment                         395                 -
Deficit accumulated during the development stage    (97,995)          (74,465)
                                                -----------       -----------
Total stockholders'equity (deficiency in assets)    (44,600)          (21,465)
                                                -----------       -----------
                                                -----------       -----------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS        $  31,500         $  54,573
                                                ===========       ===========



-------------------------------------------------------------------------------
              Parker & Co., Chartered Accountants

                      eXmailit.com
                 A DEVELOPMENT STAGE COMPANY
           INTERIM STATEMENT OF RESULTS OF OPERATIONS


Unaudited -  see the Review Engagement Report                      Page 3 of 8
------------------------------------------------------------------------------------------
                                                                                FROM
                                                                                INCEPTION,
                                                                                6 APRIL
                              FOR THE THREE                 FOR THE NINE        2000
                              MONTHS ENDED                  MONTHS ENDED        TO
                       30 SEPTEMBER  30 SEPTEMBER   30 SEPTEMBER 30 SEPTEMBER   30 SEPTEMBER
                            2002      2001                2002       2001       2002
                       ------------  ------------   ------------ -------------  ------------
EXPENSES
Accounting, legal and
professional fees       $    7,509   $    16,011    $    14,705  $    27,315    $    53,483
Transfer Agent Fees             91             -             91            -             91
Advertising                      -           (21)             -            -            647
Bank charges                    41           173            128          215            766
Dues and subscriptions           -            78             75        1,330          1,513
Telephone                      359           292          1,080        1,505          3,851
Utilities                        -             -              -            -            153
Rent                             -           194              -          381          7,445
Postage and courier             (5)           30             48          101            457
Office supplies                248          (764)           413        1,417          3,387
Miscellaneous                    -          (137)             -            -              -
Travel and entertainment         -           392              -        5,471          7,621
Registration fees              (23)            -          3,730            -          3,730
Amortization                    (2)        1,209          2,785        4,038         11,087
Exchange losses                666             -            475            -          4,318
                       -----------   -----------   ------------  -----------    -----------
Total expenses               7,552        17,457         23,530       41,773         98,549
                       -----------   -----------   ------------  -----------    -----------
OTHER  INCOME
Interest earned                  -             -              -            -            554
Miscellaneous income             -             1              -           35              -
                       -----------   -----------   ------------  -----------    -----------
Total Other Income               -             1              -           35            554
                       -----------   -----------   ------------  -----------    -----------
LOSS BEFORE INCOME TAXES   (7,552)      (17,456)       (23,530)      (41,738)       (97,995)

INCOME TAXES, NOTE 7	         -             -              -            -              -
                       -----------   -----------   ------------  -----------    -----------
LOSS                   $   (7,552)   $  (17,456)   $   (23,530)  $   (41,738)   $   (97,995)
                       ===========   ===========   ============  ===========    ===========
LOSS PER SHARE, NOTE 8     ($0.00)       ($0.01)        ($0.01)       ($0.01)        ($0.03)
                       ===========   ===========   ============  ===========    ===========
WEIGHTED AVERAGE
NUMBER OF SHARES        4,000,000     3,000,000      4,000,000     3,000,000      3,347,666
                       ===========   ===========   ============  ===========    ===========

--------------------------------------------------------------
                       Parker & Co., Chartered Accountants

                                  eXmailit.com
    	                   A DEVELOPMENT STAGE COMPANY
      I N T E R I M   S T A T E M E N T  O F  C A S H  F L O W S
Unaudited -  see the Review Engagement Report                        Page 4 of 8
--------------------------------------------------------------------------------------------
                                                                                FROM
                                                                                INCEPTION,
                                                                                6 APRIL
                              FOR THE THREE                 FOR THE NINE        2000
                              MONTHS ENDED                  MONTHS ENDED        TO
                       30 SEPTEMBER  30 SEPTEMBER   30 SEPTEMBER 30 SEPTEMBER   30 SEPTEMBER
                            2002      2001                2002       2001       2002
                       ------------  ------------   ------------ -------------  ------------

CASH PROVIDED (USED)
FROM OPERATIONS
Net loss                ($  7,552)    ($  17,456)    ($  23,530)   ($41,738)    ($   97,995)
Items not involving cash
Amortization of equipment
and software cost              (2)         1,209          2,785       4,038           6,557
Office equipment exchanged
for consulting services         -         14,447              -      14,447          14,447
                        ---------     ----------     ----------    --------     -----------
Total cash used for
the loss                  (7,554)         (1,800)       (20,745)    (23,253)        (76,991)
                        ---------     ----------     ----------    --------     -----------
Changes in working capital
other than cash
Due from a shareholder	       -               -              -       3,632              -
Deposit	                   -               -              -         131              -
Accounts payable             610             402             62         400           1,100
Loan payable                   -               -              -           -          75,000
                        ---------    -----------     ----------   ---------     -----------
Total changes in
working capital              610             402             62       4,163          76,100
                        ---------    -----------     ----------   ---------     -----------
Total cash provided
(used) in operations      (6,944)         (1,398)      (20,683)    (19,090)            (891)
                        ---------    -----------     ----------   ---------     -----------
CASH PROVIDED (USED) BY
INVESTMENT ACTIVITY
Acquisition of equipment
and software                   2          1,456        (2,828)     (3,530)         (29,007)
                        ---------    -----------     ----------   ---------     -----------
Total cash provided
(used by investment
activity                       2          1,456        (2,828)     (3,530)         (29,007)

CASH PROVIDED (USED) BY
FINANCING ACTIVITY
Issue of common stock          -         50,000             -      50,000           53,000
Unrealized gain on the
 translation of foreign
 currency                 (2,053)           692           395         379              395
                       ---------     ----------      --------    --------      -----------
Total cash provided
by financing              (2,053)        50,692           395      50,379           53,395
                       ---------     ----------      --------    --------      -----------
CASH CHANGE               (8,995)       (50,750)      (23,116)    (27,116)          23,497
CASH BEGINNING            32,492            442        46,613      23,433                -
                       ---------     ----------      --------    --------      -----------
CASH ENDING            $  23,497     $   51,192      $ 23,497    $ 51,192      $    23,497
                       =========     ==========      ========    ========      ===========
COMPRISED OF:
Cash                   $  23,497     $   51,192      $ 23,497    $ 51,192      $    23,497
                       =========     ==========      ========    ========      ===========

----------------------------------------------------------
                    Parker & Co., Chartered Accountants


                            eXmailit.com
                      A DEVELOPMENT STAGE COMPANY
       INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months and Nine Months Ended 20 September 2002 and 2001
              Unaudited - See the Review Engagement Report
-------------------------------------------------------------------------------
                      COMMON   COMMON ADDITIONAL              CURRENCY
                       STOCK    STOCK    PAID IN           TRANSLATION
CONSIDERATION         ISSUED   AMOUNT    CAPITAL  DEFICIT   ADJUSTMENT    TOTAL
------------------  --------  -------- --------- --------- ----------- ---------
Private placement
for cash on
10 April 2000      3,000,000 $  3,000  $      0              $      0  $   3,000

Net loss from
inception, 6 April
2000 to 31 December
2000                                              ($28,224)             (28,224)
                    --------  -------- --------- --------- ----------- ---------
Balance as at
31 December 2000   3,000,000 $  3,000         -   ($28,224)          -  (25,224)

Private placement
for cash on
20 September 2001  1,000,000    1,000    49,000                          50,000

Net loss for the
year ended
31 December 2001                                   (46,241)             (46,241)
                  ---------  --------- ---------  --------- ----------	--------
Balance as at 31
December 2001     4,000,000     4,000    49,000    (74,465)         - 	(21,465)
                  ---------  --------- ---------  --------- ----------  --------
Net loss for the
three months ended
31 March 2002 	                                    (5,662)              (5,662)
30 June 2002                                       (10,316)             (10,316)
30 September 2002                                   (7,552)              (7,552)
                                                 ---------              --------
Net loss for the nine
months ended
30 September 2002                                  (23,530)             (23,530)
		                                 ---------              -------
Currency translation
adjustment as at
30 September 2002                                                 395       395
                  ---------  ---------  --------  --------- ---------- --------
Balance as at
30 September 2002 4,000,000    $4,000   $49,000   ($97,995)    $  395  ($44,600)
                  =========  =========  ========  ========= ========== ========


                   Parker & Co., Chartered Accountants
                               eXmailit.com
                       A DEVELOPMENT STAGE COMPANY
             NOTES  TO  THE  INTERIM   FINANCIAL  STATEMENTS
   FOR THE THREE MONTHS AND NINE MONTHS ENDED 30 SEPTEMBER 2002 AND 2001

Unaudited -  see the Review Engagement Report         Page 6 of 8
------------------------------------------------------------------------
Note 1  THE CORPORATION AND ITS BUSINESS

eXmailit.com was incorporated in the State of Nevada, United States on 6 April 2000. The company has a total of 100,000,000 authorized shares with a par value of $0.001 per share with 4,000,000 shares issued and outstanding as at 30 September 2002.

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

Equipment and software are all amortized at 20% on the declining balance.

Note 3   EQUIPMENT AND COMPUTER SOFTWARE

		      	           ACCUMULATED	  UNAMORTIZED	UNAMORTIZED
		            AT  COST  AMORTIZATION	         COST	       COST
		        30 SEPTEMBER  30 SEPTEMBER	  30 SEPTEMBER    31 DECEMBER
COMPRISED OF:	  	    2002  	      2002	         2002	       2001
			-----------------------------------------------------------
Office furniture          $1,982       $   808    $    1,174     $    1,309
Computer equipment         2,828         2,045           783              -
Computer software          5,616         2,088         3,528          3,865
Leasehold improvements     4,134         1,616         2,518          2,786
                          ------        ------    ---------- 	 ----------
                         $14,560        $6,557    $    8,003     $    7,960
                         ======= 	====== 	  ========== 	 ==========

                               eXmailit.com
                        A DEVELOPMENT STAGE COMPANY
             NOTES  TO  THE  INTERIM   FINANCIAL  STATEMENTS
  FOR THE THREE MONTHS AND NINE MONTHS ENDED 30 SEPTEMBER 2002 AND 2001

Unaudited -  see the Review Engagement Report             Page 7 of 8
------------------------------------------------------------------------------

Note 4            LOANS PAYABLE

The loans payable were repayable on August 12, 2001. Interest at the rate of 15% per annum may be charged after the loans maturity at the option of the holder. If payment is not paid within 30 days of the due date, then liquidation damages equal to 5% of the overdue amount will be added to the balance owing. The interest to 30 September 2002 and the liquidation damages have been waived and the loans repayment terms have been extended indefinitely, with a provision that the notes cannot be demanded.

NOTE 5     SHARE CAPITAL

The authorized share capital is 100,000,000 shares with a par value of $0.001.

4,000,000 common share have been issued as follows:

       <CAPTION
                                                           ADDITIONAL
                                                   SHARE    PAID IN
CONSIDERATION		       DATE	ISSUED    CAPITAL   CAPITAL    TOTAL
---------------------------------------------------------------------------

Private placement
for cash                10 April 2000  3,000,000  $3,000   $  0    $ 3,000

Private placement
for cash            20 September 2001  1,000,000   1,000  49,000    50,000
                                       ---------  ------  ------   -------
Balance as at      30 September  2002  4,000,000  $4,000 $49,000   $53,000
                                       =========  ====== =======   =======

Note 6    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On 12 August 2000, Robert Gardner, an officer and director, loaned the company $75,000, repayable on 12 August 2001 at an interest rate of 15% per annum, at the option of the holder. The terms of the loan payable provide that if payment is not made within 30 days of the due date, then liquidation damages equal to 5% of the overdue amount will be added to the balance owing. The interest to and including 30 September 2002 and the liquidation damages have been waived by Mr. Gardner and the loan repayment has been extended indefinitely, with a provision that the note cannot be demanded.

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

                         eXmailit.com
                A DEVELOPMENT STAGE COMPANY
        NOTES  TO  THE  INTERIM   FINANCIAL  STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED 30 SEPTEMBER 2002 AND 2001

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

For the period from inception to the nine months ended September 30, 2002, Registrant had not yet generated any revenues or expended any significant amount of money for research and development. During the next 12 months, Registrant does not intend to purchase any significant property or equipment. Registrant is still in the development stage and is continuing development of its eXmailit software.

Results of Operations
---------------------
For the three and nine months ended September 30, 2002, Registrant had no revenues and incurred net operating losses of $7,552 and $23,530,respectively, all of which comprised general and administrative expenses.


                    PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits marked with an asterisk and required to be filed herein are incorporated by reference to Registrant's
Form 10SB, filed with the Commission on April 26, 2002:

Exhibit No.           Description
-----------           -----------
*  3(i)               Articles of Incorporation
*  3(ii)              Bylaws
  99

B) There were no reports on Form 8-K filed during the quarter.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             eXmailit.com
                             ------------------------

Dated: November 11, 2002     By:/s/ M. Kevin Ryan,
                             President,CEO, Secretary and Director

Dated: November 11, 2002     By:/s/ Robert Gardner, Treasurer, CFO
                             and Director


  CERTIFICATION PURSUANT TO SECTION 302 OF THE ACT
  ------------------------------------------------

I, M. Kevin Ryan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of eXmailit.
com.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of eXmailit.com as of, and for, the periods presented in this quarterly report.

4. eXmailit.com's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for eXmailit.com and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to eXmailit.com, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of eXmailit.com's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
     (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of our Board of Directors (or persons performing the equivalent functions):

   (a)	all significant deficiencies in the design or operation of
   internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for our auditors any material weaknesses in internal controls; and

   (b)	any fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls.

6. The other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	November 11, 2002      /s/ M. Kevin Ryan
                              ------------------------------------------
  		               By: M. Kevin Ryan, Chief Executive Officer
			       and Chairman of the Board of Directors