Form 10KSB
period 2002-12-31
EXMAILIT COM
filed 2003-03-31
CIK 1132810

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                    FORM 10-KSB
[X]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

       FOR THE YEAR ENDED DECEMBER 31, 2002
        Commission File Number 0-49763

                  eXmailit.com
  ---------------------------------------------
(Exact name of registrant as specified in its charter)

        Nevada                        88-0469593
 (State or other jurisdiction of    (I.R.S. Employer
 incorporation or organization)   Identification No.)

  530-999 West Hastings Street
   Vancouver, B.C., Canada                    V6C 2W2
 (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:(604) 688-4060

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES: [X] NO: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares outstanding of Registrant's common stock as of December 31, 2002 was 4,000,000. Registrant had no revenues for the year ended December 31, 2002.

Registrant's common stock is listed on the OTCBB under the symbol
EXMA; however, as of the date of the filing of this Annual
Report, only minimal trading has commenced.

Registrant's Form 10SB and all exhibits thereto, and Form 10QSB for the quarters ended March 30, 2002, June 30, 2002 and September 30, 2002, copies of which can be obtained on the SEC website at www.sec.gov under SEC File No. 0-49763, are incorporated herein by reference.

               Forward-Looking Statements
               --------------------------
In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled Management's Discussion and Analysis of Financial
Position and Results of Operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. Registrant undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Registrant files from time to time with the Securities and Exchange Commission, which can be found at www.sec.gov, under SEC File No. 0-49763.

                        PART I
                        ======

ITEM 1.  DESCRIPTION OF BUSINESS
General
--------
eXmailit.com was incorporated in the State of Nevada on April 6, 2000 to engage in the business of providing Internet-based email-to-mail printing and delivery services. We are currently in the development stage and have not yet fully commenced our business and, as a result, have not yet generated any revenues.

We have established the eXmailit.com website, which will provide an Internet-based email-to-mail service. The network consists of a consumer-based, software product and will have a number of strategically located international distribution centers, which will enable users to send email as standard mail. We intend to offer an email-to-mail service to the general public and business clients worldwide. The service will be available to any client anywhere in the world for any destination. The clients will deposit funds into an account, which will allow them to send traditional mail via securely encrypted email to any point on the globe using regional domestic rates and postal services. The clients will also be able to include photographs or other color documents. Our objective is to establish the eXmailit.com network and brand name as a trusted and comprehensive email-to-mail service on the Internet.

Available Information
----------------------
We are subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), and, accordingly, file periodic reports, including quarterly and annual reports and other information with the Securities and Exchange Commission(the Commission). Such reports and other information may be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. In addition, the Commission maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission. The address of the Commission's website is http://www.sec.gov.

Products and Services
---------------------
We are still developing our proprietary software and estimate that we have invested approximately 75% of the total time required to complete all work to bring the software to beta test release. The timetable and benchmarks disclosed in our Plan of Operation on page 9 calculate the steps required to complete the remaining 40% of development for beta test release.

The basic components of the eXmail software are: a full text editor (word processor), a SMTP (Simple Mail Transfer Protocol) engine, a POP mail manager, a CGI/PERL database interface and a routing engine. To date, we have completed the text editor, SMTP and POP elements, consisting of approximately 1100 pages of programming code. We calculate the work to date to be about 60% of the total work required to complete the basic components of the software. We are currently writing the database interface and routing engine. When we are finished, we will issue 100 copies of the software to prospective clients who have signed up for our beta test program. Based upon the bug reports, we will write the fixes and redistribute the beta program for a second beta test.
This process will continue until the program appears stable to the testers, at which time it will be offered to the general public.

The principal product for our proposed global Internet email network is eXmail, a stand-alone application developed specifically for multi-platform compatibility. A stand-along application is one that does not require any other application or software to run; it is complete by itself.
We are developing this application so it will run under Windows, Macintosh and Linux operating systems, making it multi-platform compatible. Our email-to-mail software will function in essentially the same manner as the more popular existing email programs, such as Outlook Express, Netscape Navigator, AOL, MSN and Eudora: the user composes, sends and retrieves email through the software program.

The eXmail software will offer those same functions, plus the ability to send email as regular mail. The eXmail software serves as a separate email web service, which is able to accept email from other email web services; however, only the eXmail software can compose an email to be sent as regular mail. Therefore, the eXmail software must be downloaded and a postage account established prior to a consumer being able to send an email as regular mail. We intend to offer the software as freeware, which means it will be provided free to clients upon request and will not require password protection. We are also developing the software so it will support multiple languages, including, English, French, German, Spanish, Mandarin, Korean, Italian, Swedish,
Norwegian, Japanese, Chinese, Portuguese and Danish.

eXmailit.com's cross platform, stand-alone software is being designed to allow the simplicity and ease of use most end users have become accustomed to with their existing email programs. It will not require users to log onto the Internet to compose their letters via a website, but rather, will utilize the same functions as existing email programs. The only substantial difference will be the recipient's physical address will need to be entered in place of the email address and the user will be required to have established a postage account with us. Our initial service will be limited to black and white, high-quality 1200dpi output on standard A5 size paper in North America; however, we intend to adopt and print on the standard envelope and paper sizes of each country where we will be printing mail. eXmail features are being designed to allow consumers to send personalized form letters, memos, resumes, certificates, invitations, photos and other personal documents. The eXmail application is also being developed for direct marketing, mass mailing and the secure transfer of legal and financial documents, including invoices, confirmations, statements, money orders and checks.

All users will be required to establish a postage account and purchase a minimum $10.00 in postage. Clients will be required to use a credit card to purchase their postage.
There is no expiration on funds deposited and, upon written request, funds will be returned and credited to the client's credit card. There will be no limit on the dollar amount of credit a client may accumulate in their account and we do not intend to extend any credit. Purchases will be immediately posted and cleared through the credit card company. The account will be linked via a software key to the user's hardware. The eXmail software program will reveal to the user, in local currency, the cost and savings per piece and postage remaining after each email is sent. When the user's account reaches zero or is insufficient for the postage requested, they will be prompted to purchase additional postage.

We are in preliminary verbal negotiations with several large corporations, including International Mail Consultants, Inc., Bell and Howell and Pitney Bowes, about the possible incorporation of their state-of-the-art, integrated mailing systems into our eXmail software. These fully automated digital systems would print, fold, stuff, seal and address outgoing envelopes, providing optimum accuracy, security and privacy for our customers. In addition, to further protect the privacy of our clients' email-to-mail documents, we are developing an encryption system that will prevent Internet eavesdroppers from decoding any intercepted email.

The eXmail service would virtually eliminate the primary collection and distribution cycle of the local post office, thereby reducing the time it takes for mail to reach its final destination. For example, the client will no longer deposit a letter in a mailbox for U.S. Postal Service pickup and distribution; they would compose their letter and send it through the Internet using the eXmail software program. The email would then be routed to the nearest eXmailit printing and distribution center, where it would be printed, put into an envelope, sealed, posted and routed to the nearest local postal facility on a daily basis via ground transport for delivery. This would save the client the handling, distribution and transportation time from the point of origin, which, in some locations can amount to several days or weeks.

Since there is no net dollar savings to domestic users, we intend to focus our marketing to non-US locations. The savings will be realized by the differential in international postage rates versus domestic postage rates, e.g., from Argentina to the United States, a first-class letter costs $1.25 US to mail; however, if eXmailit is used, the cost is the domestic rate of $.37 US, plus our $.10 US flat rate. The net savings to the client would be $.78 US.

We will attempt to lease small office or warehouse space in Nassau, the Bahamas, Singapore and Amsterdam to set up our initial distribution centers. These locations were chosen because of the low cost of postage and easy access via air transport to neighboring countries/continents. We will attempt to locate our distribution centers near airports and their respective post offices. We expect our initial distribution centers to forward the email-to-mail documents to most of the countries in the world; however, we will post an online table, which will be periodically updated as centers and countries are added, delineating the countries that will and will not be available for service once we complete out beta tasting phase and begin distribution of our software.

We estimate that each distribution center will initially be manned by 2 employees, working the required number of hours to handle the incoming and outgoing mail. We intend to ensure that one of our employees in each location speaks the local language and English to overcome any language barriers. Employees will then be added on an as-needed basis, as business operations grow and locations are added.

Our revenue model is based on sales of our service, which will charge a flat fee of $.10 US per letter. In addition, local postage costs for delivery of the mail to the local destination will be passed directly to the client. All costs will be charged directly to the clients' account. Another possible source of revenue will be banner advertising on our website. In addition, we may realize additional revenues by allowing our software to be bundled with other larger software offerings, which could result in increased exposure and, thus, an increased number of registered users. For example, as freeware, our software would be available as a plug-in or add-on with other programs, such Outlook Express, Netscape Navigator, Eudora or any other number of software programs. Any software distributor would have the option to include or bundle our software with their offerings, in a manner like Apple QuickTime, Macromedia Flash or Adobe Acrobat Reader are bundled with Netscape Navigator or Internet Explorer as a free download at the option of the registered user. These plug-in programs, as will our eXmail program, only require that our distribution license agreement be included with the free download offered by the distributor.
A distributor's choice to bundle any type of freeware available does not require any other written permission for distribution.

To date, we have not entered into any written agreements or contracts with any foreign post offices, foreign governments, potential banner-advertising customers or other third parties, or established any distribution centers. We are still in the development stage and are approximately six to nine months away from implementation of our website and delivery of our proprietary eXmail software.

Minimal consulting and assistance was obtained from former colleagues of Mr. Ryan's and at no time were these consultations paid for nor is any money owed for them. We estimate the $10,000 we intend to spend during the next twelve months will bring the software application to release status after several months of beta testing and upgrading, where necessary.

Marketing
---------
Media purchasing will be the most significant component to our brand awareness and customer acquisition strategy. We believe that for the first several years, traditional advertising, in conjunction with Internet banner and button advertising, plus the free distribution of the eXmail software, will be of primary importance in the acquisition of new customers. We intend to promote eXmailit.com to the mass Internet audience through television, radio, magazine, newspaper, billboard and Internet banner advertising in order to attract first time users.

To date, we have not entered into any written or verbal agreements or contracts with any of the media sources; however, we have received advertising rates from Yahoo and NBC television and radio.

Competition
-----------
We compete directly for users and advertisers with numerous Internet and non-internet businesses, including: netgram.com, sendsnailmail.com; on-line and Internet portal companies that provide email services to their users, such as America Online, Inc.; Microsoft Network; Yahoo!, Inc.; Excite, Inc., and Lycos Corporation; traditional postal services, such as the United States Postal Service, Federal Express and other courier companies.

We believe that competition in the on-line mail industry is based primarily on:

  - speed, ease of use, convenience and savings;
  - brand recognition; and
  - the quality and market acceptance of new enhancements to current features and tools.

Since we are still in the development stage and have not yet commenced business operations, it is not yet possible to determine what our ranking within the industry will be; however, we feel that our ability to offer international services at the local domestic prices, which vary from country to country, will make us a favorable choice in countries where the mail service is very slow or unreliable. Initially, however, our rates will be based upon the rates to and from our three proposed initial distribution centers in the Bahamas, Singapore and The Netherlands. Postage will be purchased in those countries until we add other distribution centers in other locations as demand grows.
To be competitive, we must be prepared to respond promptly and effectively to the challenges of technological change, evolving standards and our competitors' innovative technologies by continuing to enhance our products and services, as well as our sales and marketing channels. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Any significant increases in competition will make it more difficult for us to gain market share or may force us to charge lower prices, either of which could adversely affect our business operations.

Government Regulation
---------------------
We are currently subject to the laws governing intellectual property ownership and infringement, privacy, libel, copyright, trademark, trade secrets, obscenity, personal privacy, taxation, regulation of professional services, and the regulation of the sale of other specified goods and services applicable to the Internet and Internet businesses.

Data Privacy Concerns - The Federal Trade Commission and several other U.S. and non-US regulatory agencies have adopted new data privacy laws, rules and regulations regarding the collection and use of personal identifying information obtained from individuals when accessing websites, with particular emphasis on access by minors. Such regulations may include requirements that companies establish certain procedures to, among other things:

(a) give adequate notice to consumers regarding information collection and disclosure practices;

(b) provide consumers with the ability to have personal identifying information deleted from a company's database;

(c) provide consumers with access to their personal information and with the ability to rectify inaccurate information;

(d) clearly identify affiliations or a lack thereof with third parties that may collect information or sponsor activities on a company's website; and

 (e) obtain express parental consent prior to collecting and using personal identifying information obtained from children under 13 years of age.

Legislative proposals have been made by the federal government that would afford broader protection to owners of databases of information, such as stock quotes and sports scores. Such protection already exists in the EU. If enacted, this legislation could result in an increase in the price of services that provide data to websites. In addition, such legislation could create potential liability for unauthorized use of such data.

Employees
---------
At the present time, we have no employees, other than our officers and directors, who devote their time as needed to our business. Mr. Ryan has been devoting approximately 30-40 hours per week on the research and development of our software and will continue to work whatever hours per week are required to implement our business plans. Mr.Gardner spends approximately 2-5 hours per week researching our legal issues and will continue to do so until his services are no longer needed on a weekly basis. During the next six months, we intend to contract two computer programmers to assist in the development of the eXmail software and eXmailit.com website.

ITEM 2.  DESCRIPTION OF PROPERTY

We do not own any property. We are currently using the business offices of one of our Directors, Robert Gardner, at 999
West Hastings Street, Suite 530, Vancouver, BC, Canada, on a rent-free basis. There is no written lease agreement or other material terms or arrangements relating to our agreement with Mr. Gardner to use his office space. The premises consist of approximately 1000 square feet, including office space, reception area and meeting facilities. At such time as these premises are no longer sufficient for our business operations, we will lease larger office space in downtown Vancouver at competitive market rates.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal proceedings and are unaware of any pending or threatened legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                             PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock was listed on the OTCBB under the symbol EMXA however, trading has not yet commenced.

At December 31, 2002 and as of the date of the filing of this annual report, there are approximately 31 equity security holders. This number does not include shareholders whose stock is h-eld through securities position listings.

We paid no dividends for the years ended December 31, 2002 or 2001. Payment of dividends is within the discretion of our Board of Directors and there are no material restrictions that limit our ability to pay dividends on the Common Stock; however, we have adopted the policy to reinvest earnings to fund future growth. Accordingly, we have not paid dividends and do not anticipate declaring dividends on our Common Stock in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
We have not yet fully commenced business operations and, as a result, we have not yet realized any revenues. We are still in the research and development stage.

We had a net loss of $30,178 at December 31, 2002, resulting in a negligible net loss per share, as compared to a net loss of $46,274 at December 31, 2001.

General and administrative expenses at December 31, 2002 were $30,178, most of which constituted legal and professional fees and expenses incurred in connection with the preparation and filing of our Form 10-SB registration statement with the U.S.Securities and Exchange Commission.

Liquidity and Capital Resources
-------------------------------
At December 31, 2002, our primary sources of liquidity was cash in the amount of $19,295, which was the balance of proceeds raised in our initial public offering under Rule 504 of Regulation D in the State of Nevada.

We believe that our existing cash balance and future operating cash flows will be sufficient for near term operating needs. The extent to which such sources will be sufficient to meet our anticipated cash requirements is subject to a number of uncertainties, the most important of which will be our ability to generate sufficient cash flow to support our business operations.

Plan of Operation
-----------------
We are currently completing development of our software for beta testing and continuing to perform research on, among other things, the regulatory requirements of implementing its business operations.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements for the year ended December 31, 2002, audited by Parker & Co., independent Chartered Accountants, is included herein.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in and/or disagreements with accountants on accounting and financial disclosures during the period covered by this report.
                           PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS.

Each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of the officers is elected by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of the current officers and directors is set forth below:

Name and Address             Age      Position(s)
----------------            ----      -------------
M. Kevin Ryan                44       President, CEO, Secretary and
4338 Bergamo Drive                    Director
Encino, CA 91436

Robert Gardner               61      Treasurer, CFO and Director
530-999 W. Hastings Street
Vancouver, BC V6C 2W2

Background of Officers and Directors
------------------------------------
M. Kevin Ryan has been President, CEO, Secretary and a Director of our Company since inception. From 1994 to the present, Mr. Ryan has also been the Co-Founder, President and Chief Operations Officer of Shavick Studios in Vancouver, BC., a privately-held company which produces motion pictures for theaters and television and operates full production facilities and sound stages for rent.
From 1985 to 1994, Mr. Ryan was involved in myriad aspects of independent motion picture production and television commercials in Hollywood, CA. From 1977 to 1985, Mr. Ryan was an independent computer system and program analyst in Menlo Park, CA. He attended the University of San Francisco, with a split major in physics and accounting. Mr. Ryan currently devotes approximately 30-40 hours per week to our business.

Robert Gardner has been Treasurer, CFO and a Director of our Company since the last Annual Meetings held on October 1, 2001. From 1966 to the present, Mr. Gardner has also been a practicing attorney in Vancouver, British Columbia, Canada and, since 1986, has also been a Queen's council. Mr. Gardner is currently also a director of Global Light Telecommunications, Inc., a publicly traded company on the American Stock Exchange and National Gold Corporation, a publicly traded company on the Canadian Venture Exchange. Mr. Gardner graduated from the University of Cambridge, England in 1965 with a Master of Arts degree and a Master of Laws degree.
He was admitted to the Bar of England and Wales in 1964 and admitted to the Bar in British Columbia, Canada in 1966.
Mr. Gardner currently devotes approximately 5 hours of his time as required to our business.

ITEM 10. EXECUTIVE COMPENSATION

As of the date of the filing of this Annual Report, none of Registrant's officers or directors have been compensated for their services, either in cash or stock, and there are no plans to compensate them in the near future, unless and until Registrant begins to realize revenues and becomes profitable in its business operations. As a result, no summary compensation tables have been included herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of total outstanding shares. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

-------------------------------------------------------------------
Title of Class  Name and Address           Amount and
                of Beneficial              Nature of      Percent
                    Owner                  Beneficial     of Class
                                           Ownership
-------------------------------------------------------------------
Common Stock    M. Kevin Ryan              1,500,000      37.5%
                4338 Bergamo Drive
                Encino, CA 91436

Common Stock    Robert Gardner             1,510,000      37.75%
                530-999 W. Hastings St
                Vancouver, BC V6C 2W2
-------------------------------------------------------------------
All Executive Officers and
Directors as a group (2 persons)           3,010,000      75.25%
-------------------------------------------------------------------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have been no actual or proposed transactions to which we were or are to be a party to in which any Director, Executive
Officer, nominee for election as Director, security holder, or any member of the immediate family of any of the aforementioned had or is to have a direct or indirect material interest.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a) Financial statement for the years ended December 31, 2002 and 2001 is included herein.

(b) Registrant filed no reports on Form 8-K during the fourth quarter ended December 31, 2002

(c) The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in Registrant's original Form 10-SB Registration Statement, filed on April 29, 2002, under SEC File Number 0-49763 and/or CIK Number 0001132810 at the U.S. Securities and Exchange Commission's website (www.sec.gov).

Exhibit Number     Description
--------------     -----------
    3(i) *         Articles of Incorporation
    3(ii)*         Bylaws
   23              Consent of Accountant
   99.1	           Certification of Chief Executive Officer
   99.2		   Certification of Chief Financial Officer


eXmailit.com
A DEVELOPMENT STAGE COMPANY
F I N A N C I A L   S T A T E M E N T S
FOR THE YEARS ENDED 31 DECEMBER 2002 AND 2001
Audited - See Independent Auditor's  Report
----------------------------------------------

P A R K E R  &  C O.
CHARTERED ACCOUNTANTS
Page 1 of 7
200 - 2560 Simpson Road, Richmond BC  V6X 2P9
Tel:  (604)  276-9920     Fax:  (604)  276-4577
-------------------------------------------------------------


I N D E P E N D E N T  A U D I T O R ' S  R E P O R T

We have audited the statement of financial position of eXmailit.com a development stage company, as at 31 December 2002 and 2001 and the statements of results of operations and cash flow for the years ended 31 December 2002 and 2001 and the statement of changes in shareholders' equity from inception, 6 April 2000, to 31 December 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurances whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at 31 December 2002 and 2001; the result of its operations and cash flow for the years ended 31 December 2002 and 2001; and changes in stockholder's equity from inception, 6 April 2000, to 31 December 2002 in accordance with generally accepted accounting principles in the United States.

These financial statements have been prepared assuming the company will continue as a going concern. As stated in Note 2 to the financial statements, the company will require an infusion of capital to sustain itself. This requirement for additional capital raises substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richmond, British Columbia, Canada
21 March 2003

/s/ PARKER & CO.
CHARTERED ACCOUNTANTS


 eXmailit.com
A DEVELOPMENT STAGE COMPANY
S T A T E M E N T O F F I N A N C I A L P O S I T I O N
Unaudited - See Independent Auditor's Report
--------------------------------------------------------------------
AS AT 31 DECEMBER                                  2002       20001
                                                 --------- ---------
CURRENT ASSETS
Cash                                             $  19,295  $ 46,613
                                                 --------- ---------
Total current assets                                19,295    46,613
                                                 --------- ---------
EQUIPMENT AND SOFTWARE, NOTE 33
Office and computer equipment and software,
at cost                                             14,560    11,732
Accumulated amortization                             6,557     3,772
                                                 --------- ---------
Unamortized cost                                     8,003     7,960
                                                 --------- ---------
TOTAL ASSETS                                     $  27,298   $54,573
                                                 ========= =========
CURRENT LIABILITIES
Accounts payable                                 $   2,250   $ 1,038
Loans payable, Note 4                               75,000    75,000
                                                 --------- ---------
Total current liabilities                           77,250    76,038
                                                 --------- ---------
DEFICENCY IN ASSETS
Share capital, Note 5                                4,000     4,000
Additional paid in capital                          49,000    49,000
Currency Translation Adjustment                      1,691         -
Deficit accumulated during the development stage  (104,643)  (74,465)
                                                 --------- ---------
Total stockholders' equity (deficiency in assets)  (49,952)  (21,465)
                                                 --------- ---------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS        $ 27,298   $54,573
                                                  ========= ========


 eXmailit.com
A DEVELOPMENT STAGE COMPANY
S T A T E M E N T  O F  R E S U L T S  OF  O P E R A T I O N S
Audited - See Independent Auditor's Report
----------------------------------------------------------------------------
                                    FOR THE      FOR THE      FROM INCEPTION
                                    YEAR ENDED   YEAR ENDED   6 APRIL 2000
                                    31 DECEMBER  31 DECEMBER  TO 31 DECEMBER
                                       2002         2001          2001
                                   -----------   -----------  --------------
EXPENSES
Accounting                          $    3,500   $     409    $   4,581
Advertising                                  -           -          647
Amortization                             2,785       4,983       11,269
Bank charges                               166         356          804
Dues, subscriptions and fees               378       1,317        1,816
Legal and professional fees             20,564      27,807       39,761
Office supplies                            423       1,347        3,397
Postage and courier                         49         187          458
Rent                                         -         355       14,890
Telephone                                1,639       1,405        4,410
Travel                                       -       5,109        7,622
Utilities                                    -           -          153
Exchange losses                            674       2,999        4,335
                                   -----------  ----------   ----------
Total expenses                          30,178      46,274       94,143
                                   -----------  ----------   ----------
OTHER INCOME
Interest earned                    $         -   $      33   $      554
                                  ------------  ----------   ----------
LOSS BEFORE INCOME TAXES               (30,178)    (46,241)    (104,643)
INCOME TAXES, NOTE 7                         -           -            -
                                  ------------   ---------   ----------
LOSS                                   (30,178)    (46,241)    (104,643)
                                  ============   =========   ==========
LOSS PER SHARE, NOTE 8                  ($0.01)     ($0.01)      ($0.03)
                                  ============   =========   ==========
WEIGHTED AVERAGE NUMBER OF SHARES    4,000,000   3,276,712    3,478,931
                                  ============   =========   ==========

 eXmailit.com
A DEVELOPMENT STAGE COMPANY
S T A T E M E N T  O F  C A S H F  L O W S
Audited - See Independent Auditor's Report
--------------------------------------------------------------------------
                                    FOR THE      FOR THE      FROM INCEPTION
                                    YEAR ENDED   YEAR ENDED   6 APRIL 2000
                                    31 DECEMBER  31 DECEMBER  TO 31 DECEMBER
                                       2002         2001          2001
                                   -----------   -----------  --------------
CASH PROVIDED (USED) FROM
OPERATIONS
Net loss                           $  (30,178)  $ ($46,241)   $ (104,643)
  Items not involving cash
   Amortization of equipment
   and software cost                    2,785        4,983        11,269
   Office equipment exchanged
   for consulting services                  -       15,354        15,354
                                   ----------  -----------   -----------
Total cash used for the loss          (27,393)     (25,904)      (78,020)
                                   ----------  -----------   -----------
Changes in working capital
other than cash:
  Due from a shareholder                    -        3,632             -
  Deposit                                   -          131             -
  Accounts payable                      1,212          380         2,250
  Loan payable                              -            -        75,000
                                   ----------  -----------   -----------
Total changes in working capital        1,212        4,143        77,250
                                   ----------  -----------   -----------
Total cash used in operations         (26,181)     (21,761)         (770)
                                   ----------  -----------   -----------
CASH PROVIDED (USED) BY
INVESTMENT ACTIVITY
Acquisition of equipment and
software                               (2,828)      (5,059)      (34,626)
                                   ----------  -----------   -----------
CASH PROVIDED (USED) BY FINANCING
ACTIVITY
Issue of common stock                       -       50,000        53,000
Currency translation adjustment         1,691            -         1,691
                                   ----------  -----------   -----------
Total cash provided by financing        1,691       50,000        54,691
                                   ----------  -----------   -----------
CASH CHANGE                           (27,318)      23,180        19,295
CASH BEGINNING                         46,613       23,433             -
                                   ----------  -----------   -----------
CASH ENDING                        $   19,295  $    46,613   $    19,295
                                   ==========  ===========   ===========
COMPRISED OF:
  Cash                             $   19,295  $    46,613   $    19,295
                                   ==========  ===========   ===========



 eXmailit.com
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED 31 DECEMBER 2002 AND 2001
Audited - See Independent Auditor's Report
--------------------------------------------------------------------------------
                       COMMON   COMMON ADDITIONAL   CURRENCY     DEFICIT
                        STOCK    STOCK   PAID IN TRANSLATION ACCUMULATED
                       ISSUED   AMOUNT   CAPITAL  ADJUSTMENT  DURING THE
                                                             DEVELOPMENT
CONSIDERATION                                                      STAGE  TOTAL
Private placement for
cash on 10 April 2000  3,000,000 $3,000  $   0     $   0                $ 3,000

Net loss from inception,
6 April 2000, to
31 December 2000                                              ($28,224) (28,224)
                        --------------------------------------------------------
Balance as at
31 December 2000       3,000,000  3,000      -         -       (28,224) (25,224)

Private placement
for cash on
20 September 2001      1,000,000  1,000  49,000        -                 50,000

Net loss for the year
ended 31 December 2001                                         (46,241) (46,241)
                        --------------------------------------------------------
Balance as at
31 December 2001       4,000,000 4,000   49,000                (74,465) (21,465)

Net loss for the year
ended 31 December 2002                                         (30,178) (30,178)

Currency Translation
Adjustment As at
31 December 2002                                       1,691              1,691
                        --------------------------------------------------------
Balance as at
31 December 2002       4,000,000 $4,000  $49,000      $1,691 $(104,643)$(49,952)
                       ========================================================

eXmailit.com
A DEVELOPMENT STAGE COMPANY
N O T E S  T O  T H E  F I N A N C I A L  S T A T E M E N T S
FOR THE YEARS ENDED 31 DECEMBER 2002 AND 2001
Audited - See Independent Auditor's  Report
------------------------------------------------------------------------------
Note 1   THE CORPORATION AND ITS BUSINESS

eXmailit.com was incorporated in the State of Nevada, United States on 6 April 2000. The company has a total of 100,000,000 authorized shares with a par value of $0.001 per share with 4,000,000 shares issued and outstanding as at 31 December 2002.

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

Assets and liabilities of operations on foreign countries are translated into U.S. dollars using the exchange rate at the statement of financial position date for monetary assets and liabilities or the historical rates for the non-monetary assets. Accordingly, the company's primary functional currency is the Canadian dollar and as a result, the company operates a Canadian dollar bank account which was translated into United States of America dollars at the exchange rate at the statement of financial position date. Transactions made in Canadian dollars or other foreign currencies were translated at the average exchange rates prevailing throughout the year. The effect of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in stockholders' equity, while gains and losses resulting from foreign currency transactions are included in operations.

Revenue is recorded as a sale at the time the services contracted for have been completed. Costs are recorded at the time an obligation to pay occurs and are expensed at the time the benefit to the company is matched to revenue or, if there is no matching revenue, to the period in which the benefit is realized.

Equipment and software are all amortized at 20% on the declining balance.

Note 3    EQUIPMENT AND COMPUTER SOFTWARE

                                  ACCUMULATED UNAMORTIZED UNAMORTIZED
                         AT COST AMORTIZATION        COST        COST
                     31 DECEMBER  31 DECEMBER 31 DECEMBER 31 DECEMBER
                            2002         2002       2002         2001
                     ----------- ------------ ----------- -----------
Office furniture     $     1,982 $        808 $    1,174 $     1,309
Computer equipment         2,828        2,045        783           -
Computer software          5,616        2,088      3,528       3,865
Leasehold improvements     4,134        1,616      2,518       2,786
                     ----------- ------------ ---------- ------------
                     $    14,560 $      6,557 $    8,003 $     7,960
                     =========== ============ ========== ============

Note 4  LOANS PAYABLE

The loans payable were repayable on August 12, 2001. Interest at the rate of 15% per annum may be charged after the loans maturity at the option of the holder. If payment is not paid within 30 days of the due date, then liquidation damages equal to 5% of the overdue amount will be added to the balance owing. The interest for 2002 and the liquidation damages have been waived and the loan repayment terms have been extended indefinitely, with a provision that the notes cannot be demanded.

NOTE 5   SHARE CAPITAL

The authorized share capital is 100,000,000 shares with a par value of $0.001. 4,000,000 common share have been issued as follows:

                                                     ADDITIONAL
                                              SHARE     PAID IN
CONSIDERATION              DATE     ISSUED  CAPITAL     CAPITAL    TOTAL
-------------------------------------------------------------------------
Private placement
for cash                 4-10-00  3,000,000 $3,000     $ 0        $3,000

Private placement
for cash                 9-20-01  1,000,000  1,000      49,000    50,000
                                  ---------------------------------------
Balance as at 12-31-02            4,000,000 $4,000     $49,000   $53,000
                                  =======================================

Note 6 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 12, 2000, Robert Gardner, an officer and director, loaned the company $75,000, repayable on 12 August 2001 at an interest rate of 15% per annum, at the option of the holder. The terms of the loans payable provide that if payment is not made within 30 days of the due date, then liquidation damages equal to 5% of the overdue amount will be added to the balance owing. The interest to and including 21 December 2002 and the liquidation damages have been waived by Mr. Gardner and the loan repayment has been extended indefinitely, with a provision that the note cannot be demanded.

The company is currently using the business offices of Robert Gardner, an officer and director, at 999 West Hastings Street, Suite 530, Vancouver, B.C., Canada, on a rent-free basis. There is no written lease agreement or other material terms or arrangements relating to the company's agreement with Mr. Gardner to use his office space. The premises consist of approximately 1000 square feet, including office space, reception area and meeting facilities.

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

                           SIGNATURES
                           ----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                             eXmailit.com, Registrant
                             ------------------------
Dated: March 27, 2003        By:/s/ M. Kevin Ryan,
                             President,CEO, Secretary and
                             Chairman of the Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

Dated: March 27, 2003        By:/s/ M. Kevin Ryan,
                             President,CEO, Secretary and Director

Dated: March 27, 2003        By:/s/ Robert Gardner, Treasurer, CFO
                             and Director


    CERTIFICATION PURSUANT TO SECTION 302 OF THE ACT
    ------------------------------------------------

I, M. Kevin Ryan, certify that:

1. I have reviewed this annual report on Form 10-KSB of eXmailit.
com.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of eXmailit.com as of, and for, the periods presented in this annual report.

4. eXmailit.com's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for eXmailit.com and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to eXmailit.com, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of eXmailit.com's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
     (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	March 27, 2003        /s/ M. Kevin Ryan
                              ------------------------------------------
  		                 By: M. Kevin Ryan, Chief Executive Officer
			           and Chairman of the Board of Directors


      CERTIFICATION PURSUANT TO SECTION 302 OF THE ACT
      ------------------------------------------------

I, Robert Gardner, certify that:

1. I have reviewed this annual report on Form 10-KSB of eXmailit.
com.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of eXmailit.com as of, and for, the periods presented in this annual report.

4. eXmailit.com's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for eXmailit.com and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to eXmailit.com, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of eXmailit.com's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
     (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	March 27, 2003        /s/ Robert Gardner
                              --------------------------------------------
  		                  By: Robert Gardner, Chief Financial Officer,
 			          Treasurer and Director