Form 10QSB
period 2003-03-31
EXMAILIT COM
filed 2003-05-15
CIK 1132810

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended March 31, 2003

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

The number of shares outstanding of the registrant's common stock as of March 31, 2003 was 4,000,000.

Registrant's common stock is listed on the OTC Bulletin Board under the symbol "EXMA".

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements for eXmailit.com (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB, filed under SEC File Number 0-49763 on the SEC website at www.sec.gov.

eXmailit.com
A DEVELOPMENT STAGE COMPANY
I N T E R I M   F I N A N C I A L   S T A T E M E N T S
FOR THE THREE MONTHS ENDED 31 MARCH 2003 AND FROM INCEPTION,
6 APRIL 2000 TO 31 MARCH 2003
Unaudited - see the Review Engagement Report
----------------------------------------------------------------






















-----------------------------------------------------------------
              Parker & Co., Chartered Accountants
eXmailit.com
A DEVELOPMENT STAGE COMPANY
I N T E R I M   F I N A N C I A L   S T A T E M E N T S
FOR THE THREE MONTHS ENDED 31 MARCH 2003 AND FROM INCEPTION,
6 APRIL 2000 TO 31 MARCH 2003
Unaudited - see the Review Engagement Report
----------------------------------------------------------------

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
-----------------------------------------------------------------

INDEPENDENT REVIEW ENGAGEMENT REPORT

To the Board of Directors
eXmailit.com

We have reviewed the interim statement of financial position of eXmailit.com, a development stage company, as at 31 March 2003 and as at 31 December 2002 and the interim statements of results of operations and cash flows for the three months and nine months ended 31 March 2003 and 2002 and the interim statement of changes in stockholders' equity from inception, 6 April 2000, to 31 March 2003, in accordance with the standards established by the American Institute of Certified Public Accountants. These interim financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards in the United States, the statements of financial position as at 31 December 2002, and the statements of results of operation and cash flow for the year then ended and the statement of changes in shareholders' equity from inception, 6 April 2000, to 31 December 2002; and in our report dated 21 March 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying interim statement of financial position as of 31 March 2003, is fairly stated in all material respects in relation to the statement of financial position from which it has been derived.

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

Richmond, British Columbia, Canada
2 May 2003
/s/ PARKER & CO., CHARTERED ACCOUNTANTS
------------------------------------------------------------------------
              Parker & Co., Chartered Accountants


                        eXmailit.com
                   A DEVELOPMENT STAGE COMPANY
                INTERIM STATEMENT OF FINANCIAL POSITION

Unaudited -  see the Review Engagement Report         Page 2 of 8
------------------------------------------------------------------------------
                                                  AS AT            AS AT
                                                 31 MARCH       31 DECEMBER
                                                  2003             2002
                                            ---------------    ---------------
CURRENT ASSETS
Cash                                             $   16,547        $   19,295
                                                -----------       -----------
Total current assets                                 16,547            19,295
                                                -----------       -----------
EQUIPMENT AND SOFTWARE, NOTE 3
Office and computer equipment
and software, at cost                                14,560            14,560
Accumulated amortization                              6,832             6,557
                                                -----------       -----------
Unamortized cost                                      7,728             8,003
                                                -----------       -----------
TOTAL ASSETS                                     $   24,275         $  27,298
                                                ===========       ===========
CURRENT LIABILITIES

Accounts payable                                 $    2,318         $   2,250
Loans payable, Note 4                                75,000            75,000
                                                -----------       -----------
Total current liabilities                            77,318            77,250
                                                -----------       -----------
STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Share capital, Note 5                                 4,000             4,000
Additional paid in capital                           49,000            49,000
Currency translation adjustment                       2,549             1,691
Deficit accumulated during the development stage   (108,592)         (104,643)
                                                -----------       -----------
Total stockholders'equity (deficiency in assets)    (53,043)          (49,952)
                                                -----------       -----------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS        $  24,275         $  27,298
                                                ===========       ===========

-------------------------------------------------------------------------------
              Parker & Co., Chartered Accountants

                      eXmailit.com
                 A DEVELOPMENT STAGE COMPANY
           INTERIM STATEMENT OF RESULTS OF OPERATIONS

Unaudited -  see the Review Engagement Report        Page 3 of 8
-----------------------------------------------------------------
                                                         FROM
                                                       INCEPTION,
                                                        6 APRIL
                              FOR THE THREE              2000
                              MONTHS ENDED                TO
                          31 MARCH     31 MARCH        31 MARCH
                            2003         2002            2003
                       ------------  ------------   ------------
EXPENSES
Accounting              $      212   $         0    $     4,793
Legal and professional
  fees                           -         3,336         58,261
Advertising                      -             -            647
Transfer Agent Fees            140             -            140
Programming                  3,049             -          3,049
Bank charges                    44            30            848
Dues and subscriptions           -            75          1,816
Telephone                      140           365          4,550
Utilities                        -             -            153
Rent                             -             -          7,445
Postage and courier             99            53            557
Office supplies                  -            90          3,397
Travel and entertainment         -             -          7,621
Amortization                   275           740         11,544
Exchange losses                  -           973          4,335
                       -----------   -----------   ------------
Total expenses               3,959         5,662        109,156
                       -----------   -----------   ------------
OTHER  INCOME
Exchange gain                   10             -             10
Interest earned                  -             -            554
                       -----------   -----------   ------------
Total Other Income              10             -            564
                       -----------   -----------   ------------
LOSS BEFORE INCOME TAXES   (3,949)       (5,662)       (108,592)

INCOME TAXES, NOTE 7	         -             -              -
                       -----------   -----------   ------------
LOSS                   $   (3,949)   $   (5,662)   $   (108,592)
                       ===========   ===========   ============
LOSS PER SHARE, NOTE 8     ($0.00)       ($0.00)        ($0.03)
                       ===========   ===========   ============
WEIGHTED AVERAGE
NUMBER OF SHARES        4,000,000     4,000,000      3,523,048
                       ===========   ===========   ============

--------------------------------------------------------------
                       Parker & Co., Chartered Accountants

                                  eXmailit.com
    	                   A DEVELOPMENT STAGE COMPANY
      I N T E R I M   S T A T E M E N T  O F  C A S H  F L O W S
Unaudited -  see the Review Engagement Report         Page 4 of 8
------------------------------------------------------------------
                                                          FROM
                                                       INCEPTION,
                                                        6 APRIL
                              FOR THE THREE               2000
                              MONTHS ENDED                 TO
                          31 MARCH    31 MARCH           31 MARCH
                            2003        2002               2003
                       ------------  ------------   --------------
CASH PROVIDED (USED)
FROM OPERATIONS
Net loss                ($  3,949)    ($  5,662)    ($  108,592)
Items not involving cash
Amortization of equipment
and software cost             275           740          11,544
Office equipment exchanged
for consulting services         -             -          15,354
                        ---------     ----------     ----------
Total cash used for
the loss                   (3,674)       (4,922)        (81,694)
                        ---------     ----------     ----------
Changes in working capital
other than cash
Accounts payable               68           (25)          2,318
Loan payable                   -               -         75,000
                        ---------    -----------     ----------
Total changes in
working capital                68           (25)         77,318
                        ---------    -----------     ----------
Total cash provided
(used) in operations      (3,606)        (4,947)         (4,376)
                        ---------    -----------     ----------
CASH PROVIDED (USED) BY
INVESTMENT ACTIVITY
Acquisition of equipment
and software                   -               -        (34,626)
                        ---------    -----------     ----------
Total cash provided
(used by investment
activity                       -               -        (34,626)
                        ---------    -----------     ----------
CASH PROVIDED (USED) BY
FINANCING ACTIVITY
Issue of common stock          -               -         53,000
Currency translation
 adjustment                  858               -          2,549
                        ---------    -----------     ----------
Total cash provided
by financing                 858               -         55,549
                        ---------    -----------     ----------
CASH CHANGE               (2,748)         (4,947)        16,547
CASH BEGINNING            19,295          46,613              -
                        ---------    -----------     ----------
CASH ENDING            $  16,547     $    41,666      $  16,547
                        =========    ===========     ==========
COMPRISED OF:
Cash                   $  16,547     $    41,666      $  16,547
                        =========    ===========     ==========

----------------------------------------------------------
                    Parker & Co., Chartered Accountants


                            eXmailit.com
                      A DEVELOPMENT STAGE COMPANY
       INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION, 6 APRIL 2000, TO 31 MARCH 2003
              Unaudited - See the Review Engagement Report
-------------------------------------------------------------------------------
                      COMMON   COMMON ADDITIONAL              CURRENCY
                       STOCK    STOCK    PAID IN           TRANSLATION
CONSIDERATION         ISSUED   AMOUNT    CAPITAL  DEFICIT   ADJUSTMENT    TOTAL
------------------  --------  -------- --------- --------- ----------- ---------
Private placement
for cash on
10 April 2000      3,000,000 $  3,000  $      0              $      0  $   3,000

Net loss from
inception, 6 April
2000 to 31 December
2000                                              ($28,224)             (28,224)
                    --------  -------- --------- --------- ----------- ---------
Balance as at
31 December 2000   3,000,000 $  3,000         -   ($28,224)          -  (25,224)

Private placement
for cash on
20 September 2001  1,000,000    1,000    49,000                          50,000

Net loss for the
year ended
31 December 2001                                   (46,241)             (46,241)
                  ---------  --------- ---------  --------- ----------	--------
Balance as at 31
December 2001     4,000,000     4,000    49,000    (74,465)         - 	(21,465)
                  ---------  --------- ---------  --------- ----------  --------
Net loss for the
year ended
31 December 2002                                   (30,178)             (30,178)
		                                 ---------              -------
Currency translation
adjustment as at
31 December 2002                                               1,691      1,691
                  ---------  ---------  --------  --------- ---------- --------
Balance as at
31 December 2002  4,000,000    $4,000   $49,000  ($104,643)   $1,691   ($49,952)

Net loss for the
three months ended
31 March 2003                                       (3,949)              (3,949)
		                                 ---------              -------
Currency translation
adjustment as at
31 March 2003                                                    858        858
                  ---------  ---------  --------  --------- ---------- --------
Balance as at
31 March 2003     4,000,000    $4,000   $49,000  ($108,592)   $2,549   ($53,043)

                  =========  =========  ========  ========= ========== ========


                   Parker & Co., Chartered Accountants
                               eXmailit.com
                       A DEVELOPMENT STAGE COMPANY
             NOTES  TO  THE  INTERIM   FINANCIAL  STATEMENTS
       FOR THE THREE MONTHS MONTHS ENDED 31 MARCH 2003 AND FROM
             INCEPTION, 6 APRIL 2000 TO 31 MARCH 2003

Unaudited -  see the Review Engagement Report         Page 6 of 8
------------------------------------------------------------------------
Note 1  THE CORPORATION AND ITS BUSINESS

eXmailit.com was incorporated in the State of Nevada, United States on 6 April 2000. The company has a total of 100,000,000 authorized shares with a par value of $0.001 per share with 4,000,000 shares issued and outstanding as at 31 March 2003.

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

Equipment and software are all amortized at 20% on the declining balance.

Note 3   EQUIPMENT AND COMPUTER SOFTWARE

		      	           ACCUMULATED	  UNAMORTIZED	UNAMORTIZED
		        AT  COST  AMORTIZATION	         COST	       COST
		        31 MARCH      31 MARCH 	     31 MARCH   31 DECEMBER
COMPRISED OF:	  	    2003  	  2003	         2003	       2002
			-----------------------------------------------------------
Office furniture          $1,982       $   855    $    1,127     $    1,174
Computer equipment         2,828         2,033           795            783
Computer software          5,616         2,227         3,389          3,528
Leasehold improvements     4,134         1,717         2,417          2,518
                          ------        ------    ---------- 	 ----------
                         $14,560        $6,832    $    7,728     $    8,003
                         ======= 	====== 	  ========== 	 ==========

                               eXmailit.com
                       A DEVELOPMENT STAGE COMPANY
             NOTES  TO  THE  INTERIM   FINANCIAL  STATEMENTS
       FOR THE THREE MONTHS MONTHS ENDED 31 MARCH 2003 AND FROM
             INCEPTION, 6 APRIL 2000 TO 31 MARCH 2003

Unaudited -  see the Review Engagement Report         Page 7 of 8
------------------------------------------------------------------------

Note 4            LOANS PAYABLE

The loans payable were repayable on August 12, 2001. Interest at the rate of 15% per annum may be charged after the loans maturity at the option of the holder. If payment is not paid within 30 days of the due date, then liquidation damages equal to 5% of the overdue amount will be added to the balance owing. The interest for 2002 and the liquidation damages have been waived and the loans repayment terms have been extended indefinitely, with a provision that the notes cannot be demanded. The loans payable have been classified as current liabilities because it is management's intention to repay them within one year.

NOTE 5     SHARE CAPITAL

The authorized share capital is 100,000,000 shares with a par value of $0.001.

4,000,000 common share have been issued as follows:

       <CAPTION
                                                           ADDITIONAL
                                                   SHARE    PAID IN
CONSIDERATION		       DATE	ISSUED    CAPITAL   CAPITAL    TOTAL
---------------------------------------------------------------------------

Private placement
for cash                10 April 2000  3,000,000  $3,000   $  0    $ 3,000

Private placement
for cash            20 September 2001  1,000,000   1,000  49,000    50,000
                                       ---------  ------  ------   -------
Balance as at           31 March 2003  4,000,000  $4,000 $49,000   $53,000
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

                               eXmailit.com
                       A DEVELOPMENT STAGE COMPANY
             NOTES  TO  THE  INTERIM   FINANCIAL  STATEMENTS
       FOR THE THREE MONTHS MONTHS ENDED 31 MARCH 2003 AND FROM
             INCEPTION, 6 APRIL 2000 TO 31 MARCH 2003

Unaudited -  see the Review Engagement Report         Page 8 of 8
------------------------------------------------------------------------

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

Note 7  INCOME TAXES

Income taxes on the loss has not been reflected in these financial statements as it is not virtually certain that this loss will be recovered before the expiry period of the loss carry forwards.
The losses to be carried forward are as follows:

                         YEAR                         EXPIRY
                       INCURRED         LOSS           YEAR
                       -------------------------------------
                         2000       $  28,224          2007
                         2001          43,308          2008
                         2002          27,393          2009
                         2003           2,674          2010
                                    ---------
			            $ 101,599
                                    =========

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

                    PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits marked with an asterisk and required to be filed herein are incorporated by reference to Registrant's Form 10SB, filed with the Commission on April 26, 2002, which can be found on the SEC website at www.sec.gov under SEC File Number 0-49763:

Exhibit No.           Description
-----------           -----------
*  3(i)               Articles of Incorporation
*  3(ii)              Bylaws
  99                  Sec. 906 Officer Certifications

B) There were no reports on Form 8-K filed during the quarter.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             eXmailit.com
                             ------------------------

Dated: May 14, 2003          By:/s/ M. Kevin Ryan,
                             President,CEO, Secretary and Director

Dated: May 14, 2003          By:/s/ Robert Gardner, Treasurer, CFO
                             and Director

     CERTIFICATION of CHIEF EXECUTIVE OFFICER
     ----------------------------------------

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

	May 14, 2003           /s/ M. Kevin Ryan
                              ------------------------------------------
  		               By: M. Kevin Ryan, Chief Executive Officer
			       and Chairman of the Board of Directors

       CERTIFICATION of CHIEF FINANCIAL OFFICER
       ----------------------------------------

I, Robert Gardner, certify that:

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

	May 14, 2003           /s/ Robert Gardner
                              --------------------------------------------
  		               By: Robert Gardner, Chief Financial Officer
			       and Director