Form 10QSB
period 2003-06-30
EXMAILIT COM
filed 2003-08-11
CIK 1132810

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended June 30, 2003

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

The number of shares outstanding of the registrant's common stock as of June 30, 2003 was 4,000,000.

Registrant's common stock is listed on the OTC Bulletin Board under the symbol "EXMA".

Transitional Small Business Disclosure Format:  Yes     No X

PART I - Financial Information


Item 1.  Financial Statements

The interim financial statements for eXmailit.com (the Company) included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2002, which can be found on the SEC website at www.sec.gov, under CIK Number 0001132810.

eXmailit.com
A DEVELOPMENT STAGE COMPANY
INTERIM STATEMENT OF FINANCIAL POSITION

Unaudited -  see the Review Engagement Report
------------------------------------------------------------------------------
                                                  AS AT            AS AT
                                                 JUNE 30         31 DECEMBER
                                                  2003              2002
                                            ---------------    ---------------
CURRENT ASSETS
Cash                                             $   12,539        $   19,295
                                                -----------       -----------
Total current assets                                 12,539            19,295
                                                -----------       -----------
EQUIPMENT AND SOFTWARE, NOTE 3
Office and computer equipment
and software, at cost                                14,560            14,560
Accumulated amortization                              7,238             6,557
                                                -----------       -----------
Unamortized cost                                      7,332             8,003
                                                -----------       -----------
                                                -----------       -----------
TOTAL ASSETS                                     $   19,861         $  27,298
                                                ===========       ===========
CURRENT LIABILITIES

Accounts payable                                 $    1,901         $   2,250
Loans payable, Note 4                                75,000            75,000
                                                -----------       -----------
Total current liabilities                            76,901            77,250
                                                -----------       -----------
STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Share capital, Note 5                                 4,000             4,000
Additional paid in capital                           49,000            49,000
Currency translation adjustment                       3,639             1,691
Deficit accumulated during the development stage   (113,679)         (104,643)
                                                -----------       -----------
Total stockholders'equity (deficiency in assets)    (57,040)          (49,952)
                                                -----------       -----------
                                                -----------       -----------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS        $  19,861         $  27,298
                                                ===========       ===========

--------------------------------------------------------------------------------
                      Parker & Co., Chartered Accountants

eXmailit.com
A DEVELOPMENT STAGE COMPANY
INTERIM STATEMENT OF RESULTS OF OPERATIONS
Unaudited -  see the Review Engagement Report
--------------------------------------------------------------------------------
                                                                            FROM
                                                                      INCEPTION,
                                                                         6 APRIL
                                FOR THE THREE         FOR THE SIX           2000
                                 MONTHS ENDED         MONTHS ENDED            TO
                             --------------------  ------------------    30 JUNE
                              30 JUNE    30 JUNE    30 JUNE   30 JUNE      2003
                                 2003       2002      2003     2002
                             ----------  --------- --------- --------  --------
EXPENSES
Accounting, legal and
professional fees              $  4,231  $  3,860  $  7,492  $  7,196  $ 66,508
Advertising                           -         -         -         -       647
Bank charges and interest           108        58       152        87       956
Dues and subscriptions                -         -         -        75     1,816
Telephone                            61       356       201       721     4,611
Utilities                             -         -         -         -       153
Rent                                  -         -         -         -     7,445
Postage and courier                  88         -       187        53       645
Office supplies                       -        75         -       165     3,397
Filing and registration fees        193     3,753       333     3,753     4,159
Travel and entertainment              -         -         -         -     7,621
Amortization                        406     2,047       681     2,787    11,950
Exchange losses                       -       167         -     1,141     4,335
                               --------  --------  --------  --------  --------
Total expenses                    5,087    10,316     9,046    15,978   114,243
                               --------  --------  --------  --------  --------
OTHER  INCOME
Interest earned                       -         -         -         -       554
Exchange gain                         -         -        10         -        10
                               --------  --------  --------  --------  --------
Total Other Income                    -         -        10         -       564
                               --------  --------  --------  --------  --------
LOSS BEFORE INCOME TAXES        (5,087)  (10,316)   (9,036)  (15,978) (113,679)
INCOME TAXES, NOTE 7	              -         -         -         -         -
                               --------  --------  --------  --------  --------
LOSS                           ($5,087) ($10,316)  ($9,036) ($15,978) ($113,679)
                               ========  ========  ========  ========  ========
LOSS PER SHARE, NOTE 8          ($0.00)   ($0.00)   ($0.00)   ($0.00)    ($0.03
                               ========  ========  ========  ========  ========
WEIGHTED AVERAGE NUMBER
OF SHARES                    4,000,000  4,000,000 4,000,000 4,000,000 3,552,700
                               ========  ========  ========  ========  ========

-------------------------------------------------------------------------------
                       Parker & Co., Chartered Accountants

                                        4

eXmailit.com
A DEVELOPMENT STAGE COMPANY
INTERIM STATEMENT OF CASH FLOWS
Unaudited -  see the Review Engagement Report
--------------------------------------------------------------------------------
                                                                            FROM
                                                                      INCEPTION,
                                                                         6 APRIL
                                FOR THE THREE         FOR THE SIX           2000
                                 MONTHS ENDED         MONTHS ENDED            TO
                             --------------------  ------------------    30 JUNE
                              30 JUNE    30 JUNE   30 JUNE   30 JUNE      2003
                                 2003       2002      2003     2002
                             ----------  --------- --------- --------  --------
CASH PROVIDED (USED)
FROM OPERATIONS
Net loss                       ($5,087) ($10,316) ($9,036) ($15,978) ($113,679)
Items not involving cash
Amortization of equipment
and software cost                  406     2,047      681     2,787     11,950
Office equipment exchanged
for consulting services              -         -        -         -     15,354
                              --------  --------  --------  --------  --------
Total cash used for the loss   (4,681)   (8,269)   (8,355)   (13,191)  (86,375)

Changes in working capital
other than cash
Accounts payable                  (417)     (523)     (349)     (548)     1,901
Loan payable                          -         -         -         -    75,000
                               --------  --------  --------  --------  --------
Total changes in
working capital                   (417)     (523)     (349)     (548)    76,901
                               --------  --------  --------  --------  --------
Total cash used in operations   (5,098)   (8,792)   (8,704)  (13,739)    (9,474)
                               --------  --------  --------  --------  --------
CASH PROVIDED (USED) BY
INVESTMENT ACTIVITY
Acquisition of equipment
and software                          -   (2,830)         -   (2,830)  (34,626)
                               --------  --------  --------  --------  --------
CASH PROVIDED (USED) BY
FINANCING ACTIVITY
Issue of common stock                 -         -         -         -    53,000
Currency translation adjustment   1,090     2,448     1,948     2,448     3,639
                               --------  --------  --------  --------  --------
Total cash provided
by financing                      1,090     2,448     1,948     2,448    56,639
                               --------  --------  --------  --------  --------
CASH CHANGE                     (4,008)   (9,174)   (6,756)  (14,121)    12,539
CASH BEGINNING                   16,547    41,666    19,295    46,613         -
                               --------  --------  --------  --------  --------
CASH ENDING                    $ 12,539  $ 32,492  $ 12,539  $ 32,492  $ 12,539
                               ========  ========  ========  ========  ========
COMPRISED OF:
Cash                           $ 12,539  $ 32,492  $ 12,539  $ 32,492  $ 12,539
                               ========  ========  ========  ========  ========

--------------------------------------------------------------------------------
                       Parker & Co., Chartered Accountants


eXmailit.com
A DEVELOPMENT STAGE COMPANY
INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS AND SIX MONTHS ENDED 30 JUNE 2003 AND 2002 AND FROM
INCEPTION, 6 APRIL 2000 TO 30 JUNE 2003
Unaudited - See the Review Engagement Report
-------------------------------------------------------------------------------
                      COMMON   COMMON ADDITIONAL              CURRENCY
                       STOCK    STOCK    PAID IN           TRANSLATION
CONSIDERATION         ISSUED   AMOUNT    CAPITAL  DEFICIT   ADJUSTMENT    TOTAL
------------------  --------  -------- --------- --------- ----------- ---------
Private placement
for cash on
10 April 2000      3,000,000 $  3,000  $      0              $      0  $   3,000

Net loss from
inception, 6 April
2000 to 31 December
2000                                              ($28,224)             (28,224)
                    --------  -------- --------- --------- ----------- ---------
Balance as at
31 December 2000   3,000,000    3,000         -    (28,224)          -  (25,224)

Private placement
for cash on
20 September 2001  1,000,000    1,000    49,000                          50,000

Net loss for the
year ended
31 December 2001                                   (46,241)             (46,241)
                  ---------  --------- ---------  --------- ----------	--------
Balance as at 31
December 2001     4,000,000     4,000    49,000    (74,465)         - 	(21,465)
                  ---------  --------- ---------  --------- ----------  --------
Net loss for the
year ended
December 31, 2002                                  (30,178)             (30,178)

Currenty translation
adjustment change
for the year ended
31 December 2002                                                 1,691     1,691
                  ---------  --------- ---------  --------- ----------  --------
Balance as at
31 December 2002  4,000,000     4,000    49,000   (104,643)      1,691  (49,952)

Net loss for the
six month ended
30 June 2003                                        (9,036)              (9,036)

Currency translation
adjustment change
for the six months ended
30 June 2003                                                     1,948     1,948
                  ---------  --------- ---------  --------- ----------  --------
Balance aa at
30 June 2003     4,000,000     $4,000   $49,000  ($113,679)    $3,639  ($57,040)
                 =========  ========= =========  ========== =========  =========

------------------------------------------------------------------------------
                    Parker & Co., Chartered Accountants
eXmailit.com
A DEVELOPMENT STAGE COMPANY
NOTES TO THE INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED 30 JUNE 2003 AND FROM
INCEPTION, 6 APRIL 2000 TO 30 JUNE 2003
Unaudited -  see the Review Engagement Report
----------------------------------------------------------------------
Note 1  THE CORPORATION AND ITS BUSINESS

eXmailit.com was incorporated in the State of Nevada, United States on 6 April 2000. The company has a total of 100,000,000 authorized shares with a par value of $0.001 per share with 4,000,000 shares issued and outstanding as at 3O June 2003.

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

Equipment and software are all amortized at 20% on the declining balance.

Note 3   EQUIPMENT AND COMPUTER SOFTWARE

                          ACCUMULATED  UNAMORTIZED  UNAMORTIZED
		           AT  COST   AMORTIZATION    COST	   COST
		           30 JUNE       30 JUNE     30 JUNE     31 DECEMBER
COMPRISED OF:	  	   2003            2003	      2003          2002
			----------------------------------------------------
Office furniture          $1,982       $   902    $    1,080     $    1,174
Computer equipment         2,828         2,147           681            783
Computer software          5,616         2,371         3,245          3,528
Leasehold improvements     4,134         1,818         2,316          2,518
                          ------        ------    ---------- 	 ----------
                         $14,560        $7,238    $    7,322     $    8,003
                         =======       =======    ========== 	 ==========

eXmailit.com
A DEVELOPMENT STAGE COMPANY
NOTES  TO  THE  INTERIM   FINANCIAL  STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED 30 JUNE 2003 AND FROM
INCEPTION, 6 APRIL 2000 TO 30 JUNE 2003
Unaudited -  see the Review Engagement Report
-------------------------------------------------------------------------

Note 4            LOANS PAYABLE

The loans payable were repayable on August 12, 2001. Interest at the rate of 15% per annum may be charged after the loans maturity at the option of the holder. If payment is not paid within 30 days of the due date, then liquidation damages equal to 5% of the overdue amount will be added to the balance owing. The interest to 30 June 2003 and the liquidation damages have been waived and the loans repayment terms have been extended indefinitely, with a provision that the notes cannot be demanded.

NOTE 5     SHARE CAPITAL

The authorized share capital is 100,000,000 shares with a par value of $0.001.

4,000,000 common share have been issued as follows:

       <CAPTION
                                                           ADDITIONAL
                                                   SHARE    PAID IN
CONSIDERATION		       DATE	ISSUED    CAPITAL   CAPITAL    TOTAL
---------------------------------------------------------------------------

Private placement
for cash                10 April 2000  3,000,000  $3,000   $  0    $ 3,000

Private placement
for cash            20 September 2001  1,000,000   1,000  49,000    50,000
                                       ---------  ------  ------   -------
Balance as at          30 June 2003    4,000,000  $4,000 $49,000   $53,000
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

eXmailit.com
A DEVELOPMENT STAGE COMPANY
NOTES  TO  THE  INTERIM   FINANCIAL  STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED 30 JUNE 2003 AND FROM
INCEPTION, 6 APRIL 2000 TO 30 JUNE 2003
Unaudited -  see the Review Engagement Report
---------------------------------------------------------------------

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


                             eXmailit.com
                             ------------------------

Dated: August 10, 2003       By:/s/ M. Kevin Ryan,
                             President,CEO, Secretary and Director

Dated: August 10, 2003       By:/s/ Robert Gardner, Treasurer, CFO
                             and Director


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

5. The other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of our Board of Directors (or persons performing the equivalent functions):

   (a) that there were no deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for our auditors any material weaknesses in internal controls; and

   (b) there was no fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls.

6. The other certifying officers certify that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	August 10, 2003       /s/ M. Kevin Ryan
                              ------------------------------------------
  		                  By: M. Kevin Ryan, Chief Executive Officer
			            and Chairman of the Board of Directors

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

5. The other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of our Board of Directors (or persons performing the equivalent functions):

   (a) that there are no deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data and have identified for our auditors any material weaknesses in internal controls; and

   (b) there was no fraud, whether or not material, that involves management or other employees who have a significant role in our internal controls.

6. The other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	August 10, 2003           /s/ Robert Gardner
                              --------------------------------------------
  		                  By: Robert Gardner, Chief Financial Officer
			            and Director