Form 10QSB/A
period 2003-03-31
EXMAILIT COM
filed 2003-10-10
CIK 1132810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

[ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from ___________ to ________________.

                         Commission File Number: 0-49763
                                                 -------

                                  eXmailit.com
                                  ------------
             (Exact name of registrant as specified in its charter)


               Nevada                                88-0469593
               ------                                ----------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

                              530-999 West Hastings
                         Vancouver, B.C., Canada V6C 2W2
                         -------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (604) 688-4060
                                 --------------
               Registrant's telephone number, including area code


      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X ] No [ ]

      The number of shares outstanding of Registrant's common stock as of October 10, 2003 was 4,000,000.


      Transitional Small Business Disclosure Format (check one):

                                Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

      As used herein, the term "Company" refers to eXmailit.com, a Nevada corporation, and its subsidiaries and predecessors, unless otherwise indicated. Consolidated, unedited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2003, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

      The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2002.

eXmailit.com
A DEVELOPMENT STAGE COMPANY
I N T E R I M   F I N A N C I A L   S T A T E M E N T S
FOR THE THREE MONTHS ENDED 31 MARCH 2003 AND FROM INCEPTION,
6 APRIL 2000 TO 31 MARCH 2003 Unaudited - see the Review Engagement Report
--------------------------------------------------------------------------------












--------------------------------------------------------------------------------
                       Parker & Co., Chartered Accountants
eXmailit.com
A DEVELOPMENT STAGE COMPANY
I N T E R I M F I N A N C I A L S T A T E M E N T S FOR THE THREE MONTHS ENDED 31 MARCH 2003 AND FROM INCEPTION, 6 APRIL 2000 TO 31 MARCH 2003 Unaudited - see the Review Engagement Report



C O N T E N T S                                                      Page
                                                                     --------

INDEPENDENT REVIEW ENGAGEMENT REPORT                                 1

INTERIM STATEMENT OF FINANCIAL POSITION                              2

INTERIM STATEMENT OF RESULTS OF OPERATION                            3

INTERIM STATMENT OF CASH FLOWS                                       4

INTERIM STATEMENT OF STOCKHOLDER'S EQUITY                            5

NOTES TO THE INTERIM FINANCIAL STATEMENTS                            6-9







--------------------------------------------------------------------------------
                       Parker & Co., Chartered Accountants

P A R K E R  &  C O.                                          Page 1 of 9
CHARTERED ACCOUNTANTS
--------------------------------------------------------------------------------
200 - 2560 Simpson Road, Richmond BC  V6X 2P9
Tel:  (604)  276-9920    Fax:  (604)  276-4577
--------------------------------------------------------------------------------

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

Unaudited - see the Review Engagement Report  Page 2 of 9
--------------------------------------------------------------------------------
                                                    AS AT            AS AT
                                                   31 MARCH        31 DECEMBER
                                                     2003             2002
                                              ---------------    ---------------
CURRENT ASSETS
Cash                                          $   16,547        $   19,295
                                              ---------------    ---------------
Total current assets                              16,547            19,295
                                              ---------------    ---------------
EQUIPMENT AND SOFTWARE, NOTE 3
Office and computer equipment
and software, at cost                             14,560            14,560
Accumulated amortization                           6,832             6,557
                                              ---------------    ---------------
Unamortized cost                                   7,728             8,003
                                              ---------------    ---------------
TOTAL ASSETS                                   $  24,275         $  27,298
                                              ===============    ===============
CURRENT LIABILITIES

Accounts payable                              $    2,318         $   2,250
Loans payable, Note 4                             75,000            75,000
                                              ---------------    ---------------
Total current liabilities                         77,318            77,250
                                              ---------------    ---------------
STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Share capital, Note 5                              4,000             4,000
Additional paid in capital                        49,000            49,000
Currency translation adjustment                    2,549             1,691
Deficit accumulated during the
 development stage                              (108,592)         (104,643)
                                              ---------------    ---------------
Total stockholders'equity
 (deficiency in assets)                          (53,043)          (49,952)
                                              ---------------    ---------------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS     $  24,275         $  27,298
                                              ===============    ===============

--------------------------------------------------------------------------------
                       Parker & Co., Chartered Accountants
                                  eXmailit.com
                           A DEVELOPMENT STAGE COMPANY
                   INTERIM STATEMENT OF RESULTS OF OPERATIONS
            Unaudited - see the Review Engagement Report Page 3 of 9
--------------------------------------------------------------------------------
                                                                      FROM
                                                                    INCEPTION,
                                                FOR THE THREE        6 APRIL
                                                 MONTHS ENDED        2000 TO
                                   31 MARCH        31 MARCH         31 MARCH
                                     2003            2002             2003
                                 ------------      -----------      ------------
EXPENSES
Accounting                        $      212       $        0       $     4,793
Legal and professional fees                -            3,336            58,261
Advertising                                -                -               647
Transfer Agent Fees                      140                -               140
Programming                            3,049                -             3,049
Bank charges                              44               30               848
Dues and subscriptions                     -               75             1,816
Telephone                                140              365             4,550
Utilities                                  -                -               153
Rent                                       -                -             7,445
Postage and courier                       99               53               557
Office supplies                            -               90             3,397
Travel and entertainment                   -                -             7,621
Amortization                             275              740            11,544
Exchange losses                            -              973             4,335
                                  -----------       ----------      ------------
Total expenses                         3,959            5,662           109,156
                                  -----------       ----------      ------------
OTHER  INCOME
Exchange gain                             10                -                10
Interest earned                            -                -               554
                                  -----------       ----------      ------------
Total Other Income                        10                -               564
                                  -----------       ----------      ------------
LOSS BEFORE INCOME TAXES              (3,949)          (5,662)         (108,592)

INCOME TAXES, NOTE 7                       -                -                 -
                                  -----------       ----------      ------------
LOSS                              $   (3,949)      $   (5,662)     $   (108,592)
                                  ===========      ===========      ============
LOSS PER SHARE, NOTE 8                ($0.00)          ($0.00)           ($0.03)
                                  ===========      ===========      ============
WEIGHTED AVERAGE
 NUMBER OF SHARES                  4,000,000        4,000,000         3,523,048
                                  ===========      ===========      ============
--------------------------------------------------------------------------------
                       Parker & Co., Chartered Accountants
                                  eXmailit.com
                           A DEVELOPMENT STAGE COMPANY
              INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FROM INCEPTION, 6 APRIL 2000, TO 31 MARCH 2003
              Unaudited - See the Review Engagement Report 5 of 9

--------------------------------------------------------------------------------------------------------------------------------
                                      COMMON        COMMON      ADDITIONAL                       CURRENCY
                                      STOCK         STOCK        PAID IN                       TRANSLATION
  CONSIDERATION                       ISSUED        AMOUNT       CAPITAL        DEFICIT        ADJUSTMENT            TOTAL
--------------------------------------------------------------------------------------------------------------------------------
Private placement
for cash on 10 April 2000           3,000,000       $3,000          $ 0                             $ 0             $3,000

Net loss from inception, 6 April
2000 to 31 December 2000                                                       ($28,224)                           (28,224)
                                    ---------    ---------    ---------        ---------      ---------          ----------

Balance as at 31 December           3,000,000     $  3,000            -        ($28,224)              -            (25,224)
2000

Private placement
for cash on 20 September            1,000,000        1,000       49,000                                             50,000
2001

Net loss for the
year ended 31 December 2001                                                    (46,241)                            (46,241)

Balance as at                       4,000,000        4,000       49,000        (74,465)              -             (21,465)
31 December 2001                   -----------   ----------   ----------       ---------      ----------         -----------

Net loss for the
year ended 31 December 2002                                                    (30,178)                            (30,178)
                                                                               ---------                         -----------
Currency translation
adjustment as at 31 December 2002                                                                1,691               1,691
                                   -----------   ----------   ----------     -----------      ----------         -----------
Balance as at 31                    4,000,000        4,000      $49,000      ($104,643)         $1,691            ($49,952)
December 2002

Net loss for the
three months ended 31 March                                                     (3,949)                             (3,949)

Currency translation
adjustment as at 31 March 2003                                                                     858                 858
                                   -----------   ----------   ----------     -----------      ----------         -----------
Balance as at 31
March 2003                          4,000,000       $4,000      $49,000      ($108,592)         $2,549            ($53,043)
                                   ===========   ==========   ==========     ============     ==========         ===========
----------------------------------------------------------------------------------------------------------------------------
                      Parker & Co., Chartered Accountants


                                       F-6

                                  eXmailit.com
                           A DEVELOPMENT STAGE COMPANY
             I N T E R I M S T A T E M E N T O F C A S H F L O W S
            Unaudited - see the Review Engagement Report Page 4 of 9
--------------------------------------------------------------------------------

                                                                                 FROM
                                                                              INCEPTION,
                                                        FOR THE THREE           6 APRIL
                                                         MONTHS ENDED           2000 TO
                                                  31 MARCH       31 MARCH      31 MARCH
                                                    2003            2002         2003
                                               --------------   ------------ -------------
CASH PROVIDED (USED)
FROM OPERATIONS
Net loss                                           ($  3,949)   ($  5,662)   ($  108,592)
Items not involving cash
Amortization of equipment
and software cost                                        275           740        11,544
 equipment exchanged
for consulting services                                    -             -        15,354
                                                -------------   ------------  ------------
Total cash used for the loss                          (3,674)       (4,922)      (81,694)
                                                -------------   ------------  ------------
Changes in working capital other than cash
Accounts payable                                          68           (25)        2,318
Loan payable                                               -             -        75,000
                                               --------------   ------------  ------------
Total changes in working capital                          68           (25)       77,318
                                               --------------   ------------  ------------
Total cash provided (used) in operation               (3,606)       (4,947)       (4,376)
                                               --------------   ------------  ------------
CASH PROVIDED (USED) BY
INVESTMENT ACTIVITY
Acquisition of equipment and software                     -              -       (34,626)
                                               --------------   ------------  ------------
Total cash provided
(used by investment activity                              -              -       (34,626)
                                               --------------   ------------  ------------
CASH PROVIDED (USED) BY
FINANCING ACTIVITY
Issue of common stock                                     -              -        53,000
Currency translation adjustment                         858              -         2,549
                                               --------------   ------------  ------------
Total cash provided by financin                         858              -        55,549
                                               --------------   ------------  ------------
CASH CHANGE                                          (2,748)        (4,947)       16,547
CASH BEGINNING                                       19,295         46,613             -
                                               --------------   ------------  ------------
CASH ENDING                                       $  16,547       $ 41,666     $  16,547
                                               ==============   ============  ============
COMPRISED OF:
Cash                                              $  16,547       $ 41,666     $  16,547
                                               ==============   ============  ============
--------------------------------------------------------------------------------
                       Parker & Co., Chartered Accountants


                                       F-7

                                  eXmailit.com
                           A DEVELOPMENT STAGE COMPANY
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
            FOR THE THREE MONTHS MONTHS ENDED 31 MARCH 2003 AND FROM
                    INCEPTION, 6 APRIL 2000 TO 31 MARCH 2003
            Unaudited - see the Review Engagement Report Page 6 of 9
--------------------------------------------------------------------------------
Note 1  THE CORPORATION AND ITS BUSINESS

eXmailit.com was incorporated in the State of Nevada, United States on 6 April 2000. The company as total of 100,000,000 authorized shares with a par value of $0.001 per share with 4,000,000 shares issued and outstanding as at 31 March 2003.

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

                                  eXmailit.com
                           A DEVELOPMENT STAGE COMPANY
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
            FOR THE THREE MONTHS MONTHS ENDED 31 MARCH 2003 AND FROM
                    INCEPTION, 6 APRIL 2000 TO 31 MARCH 2003
            Unaudited - see the Review Engagement Report Page 7 of 9
--------------------------------------------------------------------------------

Equipment and software are all amortized at 20% on the declining balance.

Note 3   EQUIPMENT AND COMPUTER SOFTWARE

                                      ACCUMULATED   UNAMORTIZED  UNAMORTIZED
                         AT COST      AMORTIZATION    COST          COST
                        31 MARCH     31 MARCH        31 MARCH     31 DECEMBER
COMPRISED OF:             2003          2003          2003          2002
                         -------------------------------------------------------
Office furniture         $1,982       $   855      $   1,127     $    1,174
Computer equipment        2,828         2,033            795            783
Computer software         5,616         2,227          3,389          3,528
Leasehold improvements    4,134         1,717          2,417          2,518
                         ------        ------         ------        -------
                        $14,560        $6,832        $ 7,728       $  8,003
                        =======        ======        =======       ========

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

                                  eXmailit.com
                           A DEVELOPMENT STAGE COMPANY
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
            FOR THE THREE MONTHS MONTHS ENDED 31 MARCH 2003 AND FROM
                    INCEPTION, 6 APRIL 2000 TO 31 MARCH 2003
            Unaudited - see the Review Engagement Report Page 8 of 9
--------------------------------------------------------------------------------

NOTE 5         SHARE CAPITAL

The authorized share capital is 100,000,000 shares with a par value of $0.001.

4,000,000 common share have been issued as follows:

                                                              ADDITIONAL
                                                    SHARE      PAID IN
CONSIDERATION              DATE           ISSUED    CAPITAL    CAPITAL     TOTAL
--------------------------------------------------------------------------------
Private placement
for cash               10 April 2000     3,000,000   $3,000       $  0   $ 3,000

Private placement
for cash               20 September 2001  1,000,000   1,000     49,000    50,000
                       ---------------------------------------------------------

Balance as at          31 March 2003      4,000,000  $4,000    $49,000   $53,000
                       =========================================================

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

                                  eXmailit.com
                           A DEVELOPMENT STAGE COMPANY
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
            FOR THE THREE MONTHS MONTHS ENDED 31 MARCH 2003 AND FROM
                    INCEPTION, 6 APRIL 2000 TO 31 MARCH 2003
            Unaudited - see the Review Engagement Report Page 9 of 9
--------------------------------------------------------------------------------

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

Note 7  INCOME TAXES

Income taxes on the loss has not been reflected in these financial statements as it is not virtually certain that this loss will be recovered before the expiry period of the loss carry forwards. The losses to be carried forward are as follows:

                       YEAR                           EXPIRY
                       INCURRED         LOSS           YEAR
                       ------------------------------------------------
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

ITEM 2.     MANAGEMENT'S PLAN OF OPERATION.

Forward-looking Information

      This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Although all such forward-looking statements are accurate and complete as of this filing, we cannot predict whether the statements will ultimately be accurate and consequently do not assume responsibility for the ultimate accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

Overview

        We were incorporated to engage in the business of providing Internet-based email-to-mail printing and delivery services. The Company established the eXmailit.com website which has not yet commenced providing an Internet-based email-to-mail service. The network, which is still under construction, was intended to consist of a consumer-based, software product that would have a number of strategically located international distribution centers enabling users to send email as standard mail.

      As a result of our lack of profitability and the Company's receipt of numerous inquires from entities seeking to merge with us, we decided to change our operational focus in August, 2003 by executing a Stock Exchange Agreement ("Agreement") with Cirond Technologies Inc., a Colorado corporation ("Cirond"). The Agreement is expected to close on or about October 7, 2003 ("Closing"). Pursuant to the Agreement, the Company agreed to acquire all of the issued and outstanding capital stock of Cirond's wholly owned subsidiary, Cirond Networks Inc., a Nevada corporation ("CNI"), in exchange for Four Million (4,000,000) post-Forward Split shares ("Shares") of the Company's common stock, par value $0.001 ("Common Stock"). The Company's Forward Split is discussed more fully below.

      As a result of the Agreement, in the event it closes, CNI will become a wholly-owned subsidiary of the Company, and Cirond will become the owner of approximately 20% of the Company. CNI is a developer of technologies designed to enhance the performance and security of wireless networking technologies, with an initial specific focus on 802.11b Wireless Local Area Network ("WLAN") technology. WLAN is one in which a mobile user can connect to a local area network (LAN) through a wireless (radio) connection. The 802.11b standard for WLANs - often called Wi-Fi - is part of the 802.11 series of WLAN standards from the Institute of Electrical and Electronics Engineers (IEEE).

      CNI manufactures products incorporating its proprietary technology that are applicable to all segments of the WLAN marketplace. Cirond's products are principally focused on WiFi network management and implementation, and enable WiFi networks to be installed easily, operated optimally, and managed more effectively and also offer improvements to network security by offering a robust security system suitable for most typical business environments. Cirond's approach to WiFi security is to provide technologies that improve the overall security and implementation of the WEP security scheme, while buttressing it with a variety of propriety intrusion detection and location-enabled security and access technologies. CNI conducts its research and development activities through its subsidiary, Cirond Networks (Canada) Inc., a British Columbia corporation.

      In connection with the Agreement, the Company agreed to use its best efforts, prior to Closing, to cancel 2,990,000 shares of Common Stock held by its founders (the "Share Cancellation"), and to effect a 16-for-1 forward stock split ("Forward Split") of the 1,010,000 shares of Common Stock which would be outstanding after the Share Cancellation. In the event the Forward Stock Split is not effected prior to Closing, the Company will issue to Cirond at Closing Two Hundred Fifty Thousand (250,000) pre-Forward Split shares of Common Stock (which would represent approximately 20% of the Company's then issued and outstanding shares of Common Stock without giving effect to the Private Placement), the equivalent to the Four Million (4,000,000) post-Forward Split shares.

      Closing of the Agreement is subject to the Company and Cirond conducting additional due diligence and the Company raising at least $300,000 pursuant to a private placement offering ("Private Placement") of not more than 2,000,000 shares of post-Forward Split Common Stock, at a price of $0.50 per share. Any monies raised will be held in escrow until Closing. If the Closing occurs, the monies will be used to fund CNI's operations. If the Closing does not occur, the money will be returned to the subscribers. The Agreement may be terminated by either party if the Closing does not occur on or prior to October 15, 2003.

Plan of Operation

      As there were no revenues for the fiscal year ended December 31, 2002 or the quarter ended June 30, 2003, we anticipate that, in the event we acquire CNI, the commencement of business operations in the area of wireless networking technologies will drastically increase expenses and if such operations are successful, revenues.

      It is anticipated that, in the event we acquire CNI, the pursuit of our new operations will require additional, and possibly substantial, capital expenditures. We believe we have sufficient cash to satisfy our operating requirements for in excess of six (6) months, if the Agreement to acquire CNI closes or not. If the cash is not enough to satisfy our operating needs and we are unable to generate revenues and/or obtain bank loans on favorable terms and/or sell additional shares of our equity securities to secure the cash required to conduct our business operations for the next twelve (12) months, we could fail.

      In the event we acquire CNI, we will be conducting ongoing research and development to refine and improve our existing product line and to develop new products. During the next twelve months, provided we acquire CNI, we plan to hire a Chief Executive Officer, sales and marketing personnel, and product support staff.

Critical Accounting Policies

      The accompanying interim financial statements of eXmailit.com (the "Company") are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period.

      The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and recommends that these condensed financial statements be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB as of December 31, 2002. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. These estimates and assumptions are affected by management's application of accounting policies. Actual results could differ from those estimates.

      Our critical accounting policies include the full cost method of accounting for oil and gas operations, unit-of-production method for the depletion of exploration and development costs and depreciation of production equipment, the full cost method, revenue recognition, accounting for the impairment or disposal of long-lived assets, and accounting for stock based compensation.

      We have adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long- Lived Assets" which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas properties accounted for using the full cost method of accounting, a method utilized by us, are excluded from this requirement, but will continue to be subject to the ceiling test limitations.

      We have also adopted SFAS No. 123 "Accounting for Stock Based Compensation" which defines a fair value based method of accounting for employee stock options or similar equity instruments. This statement gives entities a choice of recognizing related compensation expense to employees by adopting the fair value method or continuing to measure compensation using the intrinsic value approach under Accounting Principles Board ("APB") Opinion No. 25. We have elected to utilize APB No. 25 for measurement, and will, pursuant to SFAS No. 123, disclose on a supplemental basis the pro forma effects on net income and earnings per share of using the fair value measurement criteria.

ITEM 3.     CONTROLS AND PROCEDURES.

      Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls are effective in timely alerting them to material information relating to us, required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we conducted our evaluation.

                                   PART II
                              OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits found after the signature page of this Form 10-QSB.

      (b) There were no reports filed on Form 8-K during the quarter ended March 31, 2003.

                                  SIGNATURES

      In accordance with the requirements of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    eXmailit.com

                                        /s/ M. Kevin Ryan
Date:  October 10, 2003         By:_________________________________
                                       M. Kevin Ryan, Chief Executive Officer

                                INDEX TO EXHIBITS

EXHIBIT     PAGE
NO.         NO.         DESCRIPTION
-------     ----        -----------
3(i)         *          Articles of Incorporation of the Company
3(ii)        *          Bylaws of the Company
31(i)        8          302 Certification of Chief Executive Officer
31(ii)       9          302 Certification of Chief Financial Officer
32(i)        10         906 Certification of Chief Executive Officer
32(ii)       11         906 Certification of Chief Financial Officer

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

                                                                 EXHIBIT 31(i)

I, M. Kevin Ryan, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of eXmailit.com;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of eXmailit.com as of, and for, the periods presented in this quarterly report;

4. eXmailit.com's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for eXmailit.com and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 10, 2003                   /s/ M. Kevin Ryan
                                      ------------------------------------------
                                      By: M. Kevin Ryan, Chief Executive Officer
                                          and Chairman of the Board of Directors

                                                                EXHIBIT 31(ii)
I, Robert Gardner, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of eXmailit.com;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of eXmailit.com as of, and for, the periods presented in this quarterly report;

4. eXmailit.com's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for eXmailit.com and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 10, 2003                /s/ Robert Gardner
                                     -------------------------------------------
                                     By: Robert Gardner, Chief Financial Officer
                                         and Director

                                                                 EXHIBIT 32(i)

              CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the quarterly report of eXmailit.com (Registrant) on Form 10-QSB for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, M. Kevin Ryan, the Chief Executive Officer of Registrant, hereby certify, pursuant to 18 U.S.C.
section 1350, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 10, 2003

/s/ M. Kevin Ryan
---------------------------
Chief Executive Officer of
eXmailit.com, Registrant

                                                                EXHIBIT 32(ii)

              CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the quarterly of eXmailit.com (Registrant) on Form 10-QSB for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert Gardner, Chief Financial Officer of Registrant, hereby certify, pursuant to 18 U.S.C. section 1350, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 10, 2003

/s/ Robert Gardner
--------------------------
Chief Financial Officer of
eXmailit.com, Registrant