Form 10QSB/A
period 2003-06-30
EXMAILIT COM
filed 2003-10-10
CIK 1132810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _____________ to _____________.

                         Commission File Number: 0-49763
                                                 -------

                                  eXmailit.com
                                  ------------
             (Exact name of Registrant as specified in its charter)


           Nevada                                        88-0469593
           ------                                        ----------
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization

                              530-999 West Hastings
                         Vancouver, B.C., Canada V6C 2W2
                         -------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (604) 688-4060
                                 --------------
              (Registrant's telephone number, including area code)

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  [X]               No   [   ]

        The number of shares outstanding of the registrant's common stock as of October 10, 2003 was 4,000,000.

        Registrant's common stock is listed on the OTC Bulletin Board under the symbol "EXMA."

        Transitional Small Business Disclosure Format:  Yes   [   ]   No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

      As used herein, the term "Company" refers to eXmailit.com, a Nevada corporation, and its subsidiaries and predecessors, unless otherwise indicated. Consolidated, unedited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2003, statement of operations, statement of shareholders equity and statement of cash flows for the interim period up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto beginning on Page F-1 and are incorporated herein by this reference.

      The consolidated financial statements for the Company included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the year ended December 31, 2002.

eXmailit.com
A DEVELOPMENT STAGE COMPANY
INTERIM STATEMENT OF FINANCIAL POSITION
Unaudited -  see the Review Engagement Report
--------------------------------------------------------------------------------
                                                      AS AT            AS AT
                                                     JUNE 30        31 DECEMBER
                                                       2003             2002
                                                   -----------------------------
CURRENT ASSETS
Cash                                               $   12,539        $   19,295
                                                   -----------------------------
Total current assets                                   12,539            19,295
                                                   -----------------------------
EQUIPMENT AND SOFTWARE, NOTE 3
Office and computer equipment
and software, at cost                                  14,560            14,560
Accumulated amortization                                7,238             6,557
                                                   -----------------------------
Unamortized cost                                        7,332             8,003
                                                   -----------------------------
                                                   -----------------------------
TOTAL ASSETS                                       $   19,861         $  27,298
                                                   =============================
CURRENT LIABILITIES

Accounts payable                                   $    1,901         $   2,250
Loans payable, Note 4                                  75,000            75,000
                                                   -----------------------------
Total current liabilities                              76,901            77,250
                                                   -----------------------------
STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Share capital, Note 5                                   4,000             4,000
Additional paid in capital                             49,000            49,000
Currency translation adjustment                         3,639             1,691
Deficit accumulated during the development stage     (113,679)         (104,643)
                                                   -----------------------------
Total stockholders'equity (deficiency in asset        (57,040)          (49,952)
                                                   =============================
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS          $  19,861         $  27,298
                                                   =============================
--------------------------------------------------------------------------------
                       Parker & Co., Chartered Accountants
eXmailit.com
A DEVELOPMENT STAGE COMPANY
INTERIM STATEMENT OF RESULTS OF OPERATIONS
Unaudited -  see the Review Engagement Report
--------------------------------------------------------------------------------

                                                                               FROM
                                      FOR THE THREE        FOR THE SIX       INCEPTION,
                                      MONTHS ENDED         MONTHS ENDED       6 APRIL
                             -------------------------------------------------2000 TO
                                    30 JUNE    30 JUNE   30 JUNE   30 JUNE    30 JUNE
                                     2003       2002       2003      2002       2003
                             ---------------------------------------------------------------
EXPENSES
Accounting, legal and
professional fees               $  4,231    $  3,860    $  7,492     $  71,196     $66,508
Advertising                            -           -           -             -         647
Bank charges and interest            108          58         152            87         956
Dues and subscriptions                 -           -           -            75       1,816
Telephone                             61         356         201            72       4,611
Utilities                              -           -           -             -         153
Rent                                   -           -           -             -       7,445
Postage and courier                   88           -         187            53         645
Office supplies                        -          75           -            16       3,397
Filing and registration fees         193       3,753         333         3,753       4,159
Travel and entertainment               -           -           -             -       7,621
Amortization                         406       2,047         681         2,787      11,950
Exchange losses                        -         167           -         1,141       4,335
                              --------------------------------------------------------------
Total expenses                     5,087      10,316       9,046        15,978     114,243
                              --------------------------------------------------------------
OTHER  INCOME
Interest earned                        -           -           -             -         554
Exchange gain                          -           -          10             -          10
                              --------------------------------------------------------------
Total Other Income                     -           -          10             -         564
                              --------------------------------------------------------------
LOSS BEFORE INCOME TAXES          (5,087)    (10,316)     (9,036)      (15,978)   (113,679)
INCOME TAXES, NOTE 7                   -           -           -             -           -
                              --------------------------------------------------------------
LOSS                             ($5,087)   ($10,316)    ($9,036)     ($15,978)  ($113,679)
                              ==============================================================
LOSS PER SHARE, NOTE 8            ($0.00)     ($0.00)     ($0.00)       ($0.00)     ($0.03)
                              ==============================================================
WEIGHTED AVERAGE NUMBER
OF SHARES                      4,000,000   4,000,000   4,000,000     4,000,000   3,552,700
                              ==============================================================
--------------------------------------------------------------------------------
                       Parker & Co., Chartered Accountants

                                       F-2

eXmailit.com
A DEVELOPMENT STAGE COMPANY
INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS AND SIX MONTHS ENDED 30 JUNE 2003 AND 2002 AND FROM INCEPTION, 6 APRIL 2000 TO 30 JUNE 2003 Unaudited - See the Review Engagement Report

----------------------------------------------------------------------------------------
                        COMMON     COMMON   ADDITIONAL            CURRENCY
                        STOCK      STOCK      PAID IN            TRANSLATION
CONSIDERATION           ISSUED     AMOUNT     CAPITAL    DEFICIT  ADJUSTMENT      TOTAL
----------------------------------------------------------------------------------------
Private placement
for cash on
10 April 2000         3,000,000  $  3,000     $     0               $     0     $  3,000

Net loss from
inception, 6 April
2000 to 31 December
2000                                                    ($28,224)                (28,224)
                     --------------------------------------------------------------------
Balance as at
31 December 2000      3,000,000     3,000           -    (28,224)         -      (25,224)

Private placement
for cash on
20 September 2001     1,000,000     1,000      49,000                             50,000

Net loss for the
year ended
31 December 2001                                         (46,241)                (46,241)
                    -----------------------------------------------------------------------
Balance as at 31
December 2001         4,000,000     4,000      49,000    (74,465)         -      (21,465)
                    -----------------------------------------------------------------------
Net loss for the
year ended
December 31, 2002                                        (30,178)                (30,178)

Currenty translation
adjustment change
for the year ended
31 December 2002                                                      1,691        1,691
                    ------------------------------------------------------------------------
Balance as at
31 December 2002      4,000,000     4,000      49,000   (104,643)     1,691      (49,952)

Net loss for the
six month ended
30 June 2003                                              (9,036)                 (9,036)

Currency translation
adjustment change
for the six months ended
30 June 2003                                                          1,948        1,948
                    ------------------------------------------------------------------------
Balance as at
30 June 2003          4,000,000    $4,000     $49,000  ($113,679)    $3,639     ($57,040)
                    ========================================================================
 -----------------------------------------------------------------------------
                       Parker & Co., Chartered Accountants

                                       F-3

eXmailit.com
A DEVELOPMENT STAGE COMPANY
INTERIM STATEMENT OF CASH FLOWS
Unaudited -  see the Review Engagement Report
--------------------------------------------------------------------------------

                                                                            FROM
                                   FOR THE THREE        FOR THE SIX       INCEPTION,
                                    MONTHS ENDED        MONTHS ENDED       6 APRIL
                               -------------------- ---------------------- 2000 TO
                                 30 JUNE    30 JUNE   30 JUNE    30 JUNE   30 JUNE
                                  2003        2002      2003       2002      2003
                               --------------------------------------------------------
CASH PROVIDED (USED)
FROM OPERATIONS
Net loss                         ($5,087)  ($10,316)  ($9,036)   ($15,978)   ($113,679)
Items not involving cash
Amortization of equipment
and software cost                    406      2,047       681      11,950        2,787
Office equipment exchanged
for consulting services                -          -         -           -       15,354
                               ---------------------------------------------------------
Total cash used for the loss      (4,681)    (8,269)   (8,355)    (13,191)     (86,375)

Changes in working capital
other than cash
Accounts payable                    (417)      (523)     (349)       (548)       1,901
Loan payable                           -          -         -           -       75,000
                               ---------------------------------------------------------
Total changes in
working capital                     (417)      (523)     (349)       (548)      76,901
                               ---------------------------------------------------------
Total cash used in operations     (5,098)    (8,792)   (8,704)    (13,739)      (9,474)
                               ---------------------------------------------------------
CASH PROVIDED (USED) BY
INVESTMENT ACTIVITY
Acquisition of equipment
and software                          -      (2,830)        -      (2,830)     (34,626)
                               ---------------------------------------------------------
CASH PROVIDED (USED) BY
FINANCING ACTIVITY
Issue of common stock                 -           -         -           -       53,000
Currency translation adjustment   1,090       2,448     1,948       2,448        3,639
                               ---------------------------------------------------------
Total cash provided
by financing                      1,090       2,448     1,948       2,448       56,639
                               ---------------------------------------------------------
CASH CHANGE                      (4,008)     (9,174)   (6,756)    (14,121)      12,539

CASH BEGINNING                   16,547      41,666    19,295      46,613            -
                               ---------------------------------------------------------
CASH ENDING                    $ 12,539    $ 32,492  $ 12,539    $ 32,492     $ 12,539
                               =========================================================
COMPRISED OF:
Cash                           $ 12,539    $ 32,492  $ 12,539    $ 32,492     $ 12,539
                               =========================================================
---------------------------------------------------------------------------------
                       Parker & Co., Chartered Accountants

                                       F-4

A DEVELOPMENT STAGE COMPANY
NOTES TO THE INTERIM FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED 30 JUNE 2003 AND FROM INCEPTION, 6 APRIL 2000 TO 30 JUNE 2003 Unaudited - see the Review Engagement Report
--------------------------------------------------------------------------------

Note 1  THE CORPORATION AND ITS BUSINESS

eXmailit.com was incorporated in the State of Nevada, United States on 6 April 2000. The company has a total of 100,000,000 authorized shares with a par value of $0.001 per share with 4,000,000 shares issued and outstanding as at 30 June 2003.

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

eXmailit.com
A DEVELOPMENT STAGE COMPANY
NOTES  TO  THE  INTERIM   FINANCIAL  STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED 30 JUNE 2003 AND FROM INCEPTION, 6 APRIL 2000 TO 30 JUNE 2003 Unaudited - see the Review Engagement Report
--------------------------------------------------------------------------------

Note 3  EQUIPMENT AND COMPUTER SOFTWARE

                        ACCUMULATED   UNAMORTIZED   UNAMORTIZED
                         AT COST    AMORTIZATION      COST          COST
                         30 JUNE       30 JUNE       30 JUNE      31 DECEMBER
COMPRISED OF:             2003          2003           2002          2002
                       ---------------------------------------------------------
Office furniture         $1,982       $   902     $    1,080      $    1,174
Computer equipment        2,828         2,147            681             783
Computer software         5,616         2,371          3,245           3,528
Leasehold improvements    4,134         1,818          2,316           2,518
                       -----------    ----------  -------------   ------------
                        $14,560        $7,238     $    7,322      $    8,003
                       ===========    ==========  ==============  ============

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

4,000,000 common share have been issued as follows:

                                                             ADDITIONAL
                                                     SHARE    PAID IN
CONSIDERATION             DATE            ISSUED    CAPITAL   CAPITAL    TOTAL
--------------------------------------------------------------------------------
Private placement
for cash            10 April 2000       3,000,000   $3,000     $  0    $ 3,000

Private placement
for cash            20 September 2001   1,000,000    1,000   49,000     50,000
                   -------------------------------------------------------------
Balance as at       30 June 2003        4,000,000   $4,000  $49,000    $53,000
                                        =========   ======  =======    =======
eXmailit.com
A DEVELOPMENT STAGE COMPANY
NOTES  TO  THE  INTERIM   FINANCIAL  STATEMENTS
FOR THE THREE MONTHS AND SIX MONTHS ENDED 30 JUNE 2003 AND FROM INCEPTION, 6 APRIL 2000 TO 30 JUNE 2003 Unaudited - see the Review Engagement Report
--------------------------------------------------------------------------------

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

                           PART II - OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits found after the signature page of this Form 10-QSB, which is incorporated herein by reference.
(b) No reports on Form 8-K were filed on the Company's behalf during the quarter ended June 30, 2003.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               eXmailit.com

Dated: October 10, 2003        By:/S/ M. Kevin Ryan
                               ----------------------------------------
                               M. Kevin Ryan
                               President, CEO, Secretary and Director

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

                                                                 EXHIBIT 31(i)
                   CERTIFICATION of CHIEF EXECUTIVE OFFICER

I, M. Kevin Ryan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of eXmailit.com.

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

     (b) evaluated the effectiveness of eXmailit.com's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

        October 10, 2003    /s/ M. Kevin Ryan
                           ---------------------------------------------------
                           By: M. Kevin Ryan, Chief Executive Officer and Chairman of the Board of Directors

                                                                  EXHIBIT 31(ii)
                    CERTIFICATION of CHIEF FINANCIAL OFFICER

I, Robert Gardner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of eXmailit.com.

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

        October 10, 2003          /s/ Robert Gardner
                                 --------------------------------------------
                                 By: Robert Gardner, Chief Financial Officer
                                 and Director

                                                                   EXHIBIT 32(i)

             Certification of Chief Executive Officer Pursuant to
    Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

In connection with the Quarterly Report of eXmailit.com (Registrant) on Form 10-QSB for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, M. Kevin Ryan, Chief Executive Officer of Registrant, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

   (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.


Date: October 10, 2003           /s/ M. Kevin Ryan
                               ----------------------------------
                               Chief Executive Officer of
                               eXmailit.com, Registrant

                                                                  EXHIBIT 32(ii)

             Certification of Chief Financial Officer Pursuant to
    Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

In connection with the Quarterly Report of eXmailit.com (Registrant) on Form 10-QSB for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert Gardner, Chief Financial Officer of Registrant, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

   (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.


Date: October 10, 2003         /s/  Robert Gardner
                               ----------------------------------
                               Chief Financial Officer of
                               eXmailit.com, Registrant