Form 10QSB
period 2003-09-30
EXMAILIT COM
filed 2003-11-19
CIK 1132810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ____________________ to
_____________________.

Commission file number: 0-49763
                        --------

                               CIROND CORPORATION
                               -------------------
                 (Name of Small Business Issuer in Its Charter)


          Nevada                                                 88-0469593
         --------                                                -----------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                            Identification Number)


           1999 Bascom Avenue, Suite 700, Campbell, California 95008
           ----------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (604) 688-4060
                                 ---------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The number of shares outstanding of Registrant's common stock, par value $0.001 ("Common Stock") as of November 11, 2003 was 64,000,000.

Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                               TABLE OF CONTENTS


PART I-FINANCIAL INFORMATION...................................................3

        ITEM 1.  Financial Statements..........................................3

        ITEM 2.  Management's Plan of Operation................................4

        ITEM 3.  Controls and Procedures.......................................5

PART II-OTHER INFORMATION......................................................6

        ITEM 2.  Changes in Securities.........................................6

        ITEM 4.  Submission of Matters to a Vote of Security Holders...........6

        ITEM 6.  Exhibits and Reports on Form 8-K............................. 6

SIGNATURES.....................................................................7

INDEX TO EXHIBITS............................................................. 8

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
eXmailit.com
A DEVELOPMENT STAGE COMPANY
I N T E R I M F I N A N C I A L S T A T E M E N T S
FOR THE THREE MONTHS AND NINE MONTHS ENDED 30 SEPTEMBER 2003 AND 2002
Unaudited - see the Review Engagement Report
--------------------------------------------------------------------------------










































                                      F-1
--------------------------------------------------------------------------------
                      Parker & Co., Chartered Accountants
eXmailit.com
A DEVELOPMENT STAGE COMPANY
I N T E R I M F I N A N C I A L S T A T E M E N T S
FOR THE THREE MONTHS AND NINE MONTHS ENDED 30 SEPTEMBER 2003 AND 2002
Unaudited - see the Review Engagement Report
--------------------------------------------------------------------------------











C O N T E N T S


                                               Page
                                               ----


INDEPENDENT REVIEW ENGAGEMENT REPORT             1



INTERIM STATEMENT OF FINANCIAL POSITION          2



INTERIM STATEMENT OF RESULTS OF OPERATIONS       3



INTERIM STATEMENT OF STOCKHOLDERS' EQUITY        4


INTERIM STATEMENT OF CASH FLOW                   5


NOTES TO THE INTERIM FINANCIAL STATEMENTS      6 - 8




                                      F-2
--------------------------------------------------------------------------------
                      Parker & Co., Chartered Accountants

P A R K E R  &  C O.
CHARTERED ACCOUNTANTS                                            Page 1 of 8
200 - 2560 Simpson Road, Richmond BC  V6X 2P9
Tel:  (604)  276-9920     Fax:  (604)  276-2415
================================================================================


INDEPENDENT REVIEW ENGAGEMENT REPORT


To the Board of Directors
eXmailit.com

We have reviewed the interim statement of financial position of eXmailit.com, a development stage company, as at 30 September 2003 and as at 31 December 2002 and the interim statements of results of operations and cash flow for the three months and nine months ended 30 September 2003 and 2002 and the interim statement of changes in stockholders' equity from inception, 6 April 2000, to 30 September 2003, in accordance with the standards established by the American Institute of Certified Public Accountants. These interim financial statements are the responsibility of the company's management.


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

We have previously audited, in accordance with generally accepted auditing standards in the United States, the statements of financial position as at 31 December 2002, and the statements of results of operation and cash flow for the year then ended and the statement of changes in shareholders' equity from inception, 6 April 2000, to 31 December 2002; and in our report dated 21 March 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying interim statement of financial position as of 30 September 2003, is fairly stated in all material respects in relation to the statement of financial position from which it has been derived.

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


Richmond, British Columbia, Canada
10 November 2003



                                      F-3
--------------------------------------------------------------------------------
                      Parker & Co., Chartered Accountants
eXmailit.com
A DEVELOPMENT STAGE COMPANY
I N T E R I M   S T A T E M E N T  O F  F I N A N C I A L   P O S I T I O N

Unaudited - see the Review Engagement Report                         Page 2 of 8
--------------------------------------------------------------------------------

                                                          AS AT        AS AT
                                                      30 SEPTEMBER   31 DECEMBER
                                                          2003         2002
                                                       -----------   ---------


CURRENT ASSETS
Cash                                                     $6,705       $19,295
                                                       -----------   ---------
Total current assets                                      6,705        19,295
                                                       -----------   ---------


EQUIPMENT AND SOFTWARE, NOTE 3
Office and computer equipment and software, at cost      14,560        14,560
Accumulated amortization                                  7,635         6,557
                                                       -----------   ---------
Unamortized cost                                          6,925         8,003
                                                       -----------   ---------
                                                       -----------   ---------
TOTAL ASSETS                                            $13,630       $27,298
                                                       ===========   =========
CURRENT LIABILITIES
Accounts payable                                         $1,194        $2,250
Loans payable, Note 4                                    75,000        75,000
                                                       -----------   ---------
Total current liabilities                                76,194        77,250
                                                       -----------   ---------


STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Share capital, Note 5                                     4,000         4,000
Additional paid in capital                               49,000        49,000
Currency translation adjustment                           3,426         1,691
Deficit accumulated during the development stage       (118,990)     (104,643)
                                                       -----------   ---------
Total stockholders' equity (deficiency in assets)       (62,564)      (49,952)
                                                       -----------   ---------
                                                       -----------   ---------
TOTAL LIABILITIES AND DEFICIENCY IN ASSETS              $13,630       $27,298
                                                       ===========   =========


DIRECTOR'S APPROVAL:


                                      F-4
--------------------------------------------------------------------------------
                      Parker & Co., Chartered Accountants
eXmailit.com
A DEVELOPMENT STAGE COMPANY
INTERIM STATEMENT OF RESULTS OF OPERATIONS
Unaudited -  see the Review Engagement Report                       Page 3 of 8
================================================================================

                                                                                           FROM
                                                                                        INCEPTION,
                                                                                         6 APRIL
                                         FOR THE THREE         FOR THE NINE                2000
                                          MONTHS ENDED          MONTHS ENDED                TO
                                   ------------------------- ------------------------
                                   30 SEPTEMBER 30 SEPTEMBER 30 SEPTEMBER 30 SEPTEMBER  30 SEPTEMBER
                                         2003       2002         2003          2002          2003
                                      ---------  ---------     ---------    ---------     ----------

EXPENSES
Accounting, legal and professional fees  $3,273    $7,509       $10,765      $14,705        $69,781
Transfer agents fees                        406        91           406           91            406
Advertising                                   0         0             0            0            647
Bank charges and interest                    70        41           222          128          1,026
Dues and subscriptions                        0         0             0           75          1,816
Telephone                                    90       359           291        1,080          4,701
Utilities                                     0         0             0            0            153
Rent                                          0         0             0            0          7,445
Postage and courier                         106        (5)          293           48            751
Office supplies                               0       248             0          413          3,397
Travel and entertainment                      0         0             0            0          7,621
Registration fees                           969       (23)        1,302        3,730          5,128
Amortization                                397        (2)        1,078        2,785         12,427
Exchange losses                               0      (666)            0          475          4,335
                                       ---------  ---------    ---------    ---------     ----------
Total expenses                            5,311     7,552        14,357       23,530        119,634
                                       ---------  ---------    ---------    ---------     ----------

OTHER  INCOME
Interest earned                               0         0             0            0            554
Exchnage gain                                 0         0            10            0             10
                                       ---------  ---------    ---------    ---------      ---------
Total other income                            0         0            10            0            564
                                       ---------  ---------    ---------    ---------      ----------

LOSS BEFORE INCOME TAXES                 (5,311)   (7,552)      (14,347)     (23,530)      (119,070)

INCOME TAXES, NOTE 7                          0         0             0            0              0
                                       ---------  ---------    ---------    ---------     ----------
LOSS                                    $(5,311)  $(7,552)     $(14,347)    $(23,530)     $(119,070)
                                       =========  =========    =========    =========     ==========

LOSS PER SHARE, NOTE 8                    $0.00     $0.00         $0.00       ($0.01)        ($0.03)
                                       =========  =========    =========    =========     ==========

WEIGHTED AVERAGE NUMBER OF SHARES     4,000,000 4,000,000     4,000,000    4,000,000       3,580,000
                                      =========  =========    =========    =========       ==========

                                       F-5
--------------------------------------------------------------------------------
                      Parker & Co., Chartered Accountants
eXmailit.com
A DEVELOPMENT STAGE COMPANY
INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS AND NINE MONTHS ENDED 30 SEPTEMBER 2003 AND 2002
Unaudited - see the Review Engagement Report                         Page 4 of 8
--------------------------------------------------------------------------------


                                   COMMON     COMMON  ADDITIONAL            CURRENCY
                                   STOCK      STOCK    PAID IN             TRANSLATION
CONSIDERATION                      ISSUED     AMOUNT    CAPITAL   DEFICIT   ADJUSTMENT     TOTAL
---------------------------------------------------------------------------------------------------

Private placement for cash on
  10 April 2000                   3,000,000   $3,000       $0                   $0         $3,000

Net loss from inception, 6 April
2000 to 31 December 2000                                         $(28,224)                (28,224)
                                  ------------------------------------------------------------------
Balance as at 31 December 2000    3,000,000    3,000        0     (28,224)       0        (25,224)

Private placement for cash on
  20 September 2001               1,000,000    1,000   49,000                              50,000

Net loss for the year ended
  31 December 2001                                                (46,241)                (46,241)
                                  ------------------------------------------------------------------
Balance as at 31 December 2001    4,000,000    4,000   49,000     (74,465)       0        (21,465)

Net loss for the year ended
  31 December 2002                                                (30,178)                (30,178)

Currency translation adjustment change
For the year ended 31 December 2002                                          1,691          1,691
                                  -------------------------------------------------------------------
Balance as at 31 December 2002    4,000,000    4,000   49,000    (104,643)   1,691        (49,952)
                                                                 ---------               ---------
Net loss for the three months ended
  31 March 2003                                                    (3,949)                 (3,949)
  30 June 2003                                                     (5,087)                 (5,087)
  30 September 2003                                                (5,311)                 (5,311)
Net loss for the nine months                                     ---------                ---------
  ended 30 September 2003                                         (14,347)                (14,347)
                                                                 ---------                ---------

Currency translation adjustment
for the nine month ended 30                                                               ---------
September 2003                                                               1,735           1,735
                                                                                          ---------
                                  ------------------------------------------------------------------
Balance as at 30 September 2003   4,000,000    4,000   49,000  $(118,990)   $3,426        $(62,564)
                                  ==================================================================

                                      F-6
--------------------------------------------------------------------------------
                      Parker & Co., Chartered Accountants
eXmailit.com
A DEVELOPMENT STAGE COMPANY
I N T E R I M   S T A T E M E N T  O F  C A S H  F L O W

Unaudited -  see the Review Engagement Report
Page 5 of 8
--------------------------------------------------------------------------------

                                                                                                                           FROM
                                                                                                                         INCEPTION,
                                                                                                                          6 APRIL
                                                                           FOR THE THREE          FOR THE NINE              2000
                                                                            MONTHS ENDED           MONTHS ENDED              TO
                                                                   30 SEPTEMBER  30 SEPTEMBER 30 SEPTEMBER 30 SEPTEMBER 30 SEPTEMBER
                                                                       2003           2002          2003         2002         2003
                                                                   -----------------------------------------------------------------

CASH PROVIDED (USED) FROM OPERATIONS

Net loss                                                             $(5,311)      $(7,552)      $(14,347)    $(23,530)   $(119,070)
  Items not involving cash
  Amortization of equipment and software cost                            397            (2)         1,078        2,785       12,427
  Office equipment exchanged for consulting services                       0             0              0            0       15,354
                                                                   -----------------------------------------------------------------
  Total cash used for the loss                                        (4,914)       (7,554)       (13,269)     (20,745)     (91,289)
                                                                   -----------------------------------------------------------------

Changes in working capital other than cash

  Accounts payable                                                      (707)          610         (1,056)          62        1,194
  Loan payable                                                             0             0              0            0       75,000
                                                                   -----------------------------------------------------------------
  Total changes in working capital                                      (707)          610         (1,056)          62       76,194
                                                                   -----------------------------------------------------------------
                                                                   -----------------------------------------------------------------
Total cash provided (used) in opeerations                             (5,621)       (6,944)       (14,325)     (20,683)     (15,095)
                                                                   -----------------------------------------------------------------

CASH (USED) BY INVESTMENT ACTIVITY

  Acquisition of equipment and software                                    0            2               0       (2,828)     (34,626)
                                                                   -----------------------------------------------------------------
Total cash provided (used) by investment activity                          0            2               0       (2,828)     (34,626)
                                                                   -----------------------------------------------------------------

CASH PROVIDED (USED) BY FINANCING ACTIVITY

  Issue of common stock                                                    0            0               0           0        53,000
  Unrealized gain on the translation of foreign currency                (213)      (2,053)          1,735         395         3,426
                                                                   -----------------------------------------------------------------
Total cash provided by financing                                        (213)      (2,053)          1,735         395        56,426
                                                                   -----------------------------------------------------------------
CASH CHANGE                                                           (5,834)      (8,995)        (12,590)    (23,116)        6,705

CASH BEGINNING                                                        12,539       32,492          19,295      46,613             0
                                                                  ------------------------------------------------------------------
CASH ENDING                                                           $6,705      $23,497          $6,705     $23,497        $6,705
                                                                  ==================================================================
COMPRISED OF:
Cash                                                                  $6,705      $23,497          $6,705     $23,497        $6,705
                                                                  ==================================================================


                                      F-7
--------------------------------------------------------------------------------
                      Parker & Co., Chartered Accountants
eXmailit.com
A DEVELOPMENT STAGE COMPANY
N O T E S T O T H E I N T E R I M F I N A N C I A L S T A T E M E N T S
FOR THE THREE MONTHS AND NINE MONTHS ENDED 30 SEPTEMBER 2003 AND 2002
Unaudited - see the Review Engagement Report                        Page 6 of 8
--------------------------------------------------------------------------------

Note 1            THE CORPORATION AND ITS BUSINESS


eXmailit.com was incorporated in the State of Nevada, United States on 6 April 2000. The company has a total of 100,000,000 authorized shares with a par value of $0.001 per share with 4,000,000 shares issued and outstanding as at 30 September 2003.

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

The company's financial instruments consist of accounts payable and loans payable. It is managements opinion that the company is not exposed to significant interest or currency risks arising from these financial instruments.

Revenue is recorded as a sale at the time the services contracted for have been completed. Costs are recorded at the time an obligation to pay occurs and are expensed at the time the benefit to the company is matched to revenue or, if there is no matching revenue, to the period in which the benefit is realized.

Equipment and software costs are all amortized annually at 20% on their declining balance.

Note 3           EQUIPMENT AND COMPUTER SOFTWARE

                                    ACCUMULATED   UNAMORTIZED   UNAMORTIZED
                       AT  COST     AMORTIZATION      COST         COST
                     30 SEPTEMBER   30 SEPTEMBER  30 SEPTEMBER  31 DECEMBER
COMPRISED OF:             2003          2003          2003          2002
-------------        ----------     -----------    ----------   ----------

Office furniture         $1,982         $943        $1,039        $1,174
Computer
equipment                 2,828        2,259           569           783
Computer
software                  5,616        2,513         3,103         3,528
Leasehold
improvements              4,134        1,920         2,214         2,518
                     ----------     -----------    ----------   ----------
                        $14,560       $7,635        $6,925        $8,003
                     ==========     ===========    ==========   ==========

                                      F-8
--------------------------------------------------------------------------------
                      Parker & Co., Chartered Accountants
eXmailit.com
A DEVELOPMENT STAGE COMPANY
N O T E S T O T H E I N T E R I M F I N A N C I A L S T A T E M E N T S
FOR THE THREE MONTHS AND NINE MONTHS ENDED 30 SEPTEMBER 2003 AND 2002
Unaudited - see the Review Engagement Report                         Page 7 of 8
--------------------------------------------------------------------------------

Note 4            LOANS PAYABLE

Originally the loans payable were repayable on August 12, 2001 and interest at the rate of 15% per annum could have been charged after the loans maturity at the option of the holder. Payment not paid within 30 days of the due date could have resulted in liquidation damages equal to 5% of the overdue amount. The interest to 30 September 2003 and the liquidation damages have been waived and the loans repayment terms have been extended indefinitely, with a provision that the notes cannot be demanded.

NOTE 5            SHARE CAPITAL

The authorized share capital is 100,000,000 shares with a par value of $0.001.

4,000,000 common share have been issued as follows:

                                                                ADDITIONAL
                                                         SHARE   PAID IN
CONSIDERATION                  DATE           ISSUED    CAPITAL  CAPITAL   TOTAL
--------------------------------------------------------------------------------
Private placement for cash  10 April 2000    3,000,000   $3,000     $0    $3,000

Private placement for cash 20 September 2001 1,000,000    1,000  49,000   50,000

Balance as at              30 September 2003 4,000,000   $4,000 $49,000  $53,000
                                             ===================================


Note 6            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On 12 August 2000, an officer and director, loaned the company $75,000, repayable on 12 August 2001 at an interest rate of 15% per annum, at the option of the holder. The terms of the loan payable provide that if payment was not made within 30 days of the due date, then liquidation damages equal to 5% of the overdue amount could be added to the balance owing. The interest to and including 30 September 2003 and the liquidation damages have been waived by the officer and director and the loan repayment has been extended indefinitely, with a provision that the note cannot be demanded.

The company is currently using the business offices of Robert Gardner, an officer and director, at 999 West Hastings Street, Suite 550, Vancouver, B.C. Canada, on a rent-free basis. There is no written lease agreement or other material terms or arrangements relating to the company's agreement with Mr. Gardner to use his office space. The premises consist of approximately 1000 square feet, including office space, reception area and meeting facilities.



                                       F-9
--------------------------------------------------------------------------------
                      Parker & Co., Chartered Accountants
eXmailit.com
A DEVELOPMENT STAGE COMPANY
N O T E S T O T H E I N T E R I M F I N A N C I A L S T A T E M E N T S
FOR THE THREE MONTHS AND NINE MONTHS ENDED 30 SEPTEMBER 2003 AND 2002
Unaudited - see the Review Engagement Report                         Page 8 of 8
--------------------------------------------------------------------------------

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

Note 7                INCOME TAXES

Income taxes on the loss has not been reflected in these financial statements as it is not virtually certain that this loss will be recovered before the expiry period of the loss carry forwards which are as follows:


                          YEAR  TAXABLE EXPIRY
                      INCURRED     LOSS   YEAR
                      -------- -------- ------

                          2000  $28,224   2007
                          2001   43,308   2008
                          2002   27,393   2009
                          2003   13,269   2010
                               --------
                               $112,194
                               ========

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



                                      F-10
--------------------------------------------------------------------------------
                      Parker & Co., Chartered Accountants

ITEM 2.         MANAGEMENT'S PLAN OF OPERATION

Forward-looking Information.

        This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Although all such forward-looking statements are accurate and complete as of this filing, we cannot predict whether the statements will ultimately be accurate and consequently do not assume responsibility for the ultimate accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results. The management's discussion and analysis should be read in conjunction with the Company's financial statements and the notes herein.

Overview

        We were incorporated as eXmailit.com to engage in the business of providing Internet-based email-to-mail printing and delivery services. We established the eXmailit.com website which has not yet commenced providing an Internet-based email-to-mail service. The network, which is still under construction, was intended to consist of a consumer-based, software product that would have a number of strategically located international distribution centers enabling users to send email as standard mail. We have not generated any revenue and therefore have only sustained losses.

        As a result of our lack of profitability and the receipt of numerous inquires from entities seeking to merge with us, our operational focus expanded beyond our email-to-mail service to include reviewing potential merger or acquisition candidates. Our review of candidates concluded on August 29, 2003 when we executed a Stock Exchange Agreement ("Agreement") with Cirond Technologies Inc., a Colorado corporation ("Cirond"). Pursuant to the Agreement, we agreed to acquire all of the issued and outstanding capital stock of Cirond's wholly owned subsidiary, Cirond Networks Inc., a Nevada corporation ("CNI"), in exchange for Four Million (4,000,000) post-Forward Split shares ("Shares") of our common stock, par value $0.001 ("Common Stock"). The Forward Split is discussed more fully below. In anticipation of the Closing of the Agreement and the acquisition of CNI, we changed our name to Cirond Corporation and executed a 16-for-1 forward stock split ("Forward Split") of our issued and outstanding Common Stock on October 17, 2003.

        The Agreement was expected to close on or about October 7, 2003 ("Closing"), but there was a dispute between the parties regarding the valuation of CNI and whether or not Closing actually occurred. In an effort to resolve this dispute, the parties executed an amendment to the Agreement ("Amendment") on November 13, 2003. The Amendment includes, but is not limited to, modified terms and terminology, including an increase in the total number of our Shares to be issued to 18,300,000. Of the Shares to be issued, 1,300,000 will be issued to CNI in exchange for outstanding indebtedness of Cirond and/or CNI in the aggregate amount of $650,000, with the remaining 17,000,000 Shares being exchanged for all of CNI's outstanding equity.

The Company conducted a private placement offering (the "Private Placement") of up to 2,000,000 of its post-Forward Split shares of Common Stock at a price of $0.50 per share, pursuant to which it sold a total of 750,000 shares of Common Stock for gross proceeds totaling $375,000. The Company has agreed to loan the $375,000 to CNI in exchange for the representation, warranty and covenant of Nicholas Miller ("Miller") and Kevin O'Neill ("O'Neill"), as respective owners of 43.5% and 9.5% of CTI, to vote the shares they own in CTI in favor of all transactions contemplated by the Agreement and the Amendment thereto. The loan was evidenced by the execution of a promissory note ("Note") on November 14, 2003 by CNI, Miller and O'Neill, and the funds were so loaned on November 17, 2003. Upon successful consummation of the transactions contemplated by the Agreement and the acquisition contemplated thereunder, it is envisioned that this obligation will be discharged in an intercompany manner.

        In the event the Agreement, and the Amendment thereto, are consummated, CNI will become our wholly-owned subsidiary. Our operational focus would change to CNI's development of technologies designed to enhance the performance and security of wireless networking technologies, with an initial specific focus on 802.11b Wireless Local Area Network ("WLAN") technology. WLAN is one in which a mobile user can connect to a local area network (LAN) through a wireless (radio) connection. The 802.11b standard for WLANs - often called Wi-Fi - is part of the
802.11 series of WLAN standards from the Institute of Electrical and Electronics Engineers (IEEE).

        In connection with both the Agreement and the Amendment thereto, our founders and current directors agreed, prior to Closing, to cancel 47,840,000 post-Forward Split shares of Common Stock (the "Share Cancellation") to allow for a more appropriate capitalization of the Company.

        Closing on the Company's acquisition of CNI is expected to occur not later than November 25, 2003, as CTI's shareholder meeting is scheduled for November 24, 2003.

PLAN OF OPERATION

        As there were no revenues for the fiscal year ended December 31, 2002 or the quarter ended September 30, 2003, we anticipate that the commencement of business operations in the area of wireless networking technologies will increase expenses and if such operations are successful, revenues.

        It is anticipated that the pursuit of our new operations will require additional, and possibly substantial, capital expenditures in excess of the $375,000 recently raised. We believe we have sufficient cash to satisfy our operating requirements and those of CNI for in excess of six (6) months. If the cash reserves are not enough to satisfy our operating needs and we are unable to generate revenues and/or obtain bank loans on favorable terms and/or sell additional shares of our equity securities to secure the cash required to conduct our business operations for the next twelve (12) months, we could fail.

        As a result of the acquisition of CNI, we will be conducting ongoing research and development to refine and improve CNI's existing product line and to develop new products. During the next twelve months, we plan to hire a Chief Executive Officer, sales and marketing personnel, and product support staff.

ITEM 3.         CONTROLS AND PROCEDURES

        As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings as of September 30, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls since September 30, 2003 subsequent to the date we conducted our evaluation.

                                     PART II
                                OTHER INFORMATION

ITEM 2.         CHANGES IN SECURITIES

Beginning on approximately September 18, 2003 and ending on approximately November 14, 2003, we conducted a private placement offering (the "Private Placement") of up to 2,000,000 shares of our post-forward stock split shares of Common Stock at a price of $0.50 per share, which Private Placement was made pursuant to exemptions from registration under the Securities Act of 1933 (the "Act"), including but not limited to Sections 3(b) or 4(2). Pursuant to Rule 506 of the Act, we sold, without general solicitation, 750,000 shares of Common Stock at $0.50 per share to six (6) accredited investors for a total offering price of $375,000. Although all investors in this Private Placement had prior business relationships with the brokers who assisted in the financing, no commissions were paid to these brokers.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's October 3, 2003 Annual Meeting of shareholders, 3,170,000 pre-Forward Split (50,720,000 post-Forward Split) shares, or 79.25% of the issued and outstanding shares of Common Stock, were present and voted in favor of each of the following proposals. Furthermore, no shares were voted against any proposal, nor were any abstentions or broker non-votes cast. Accordingly, all of the following proposals were approved.

PROPOSAL NO. 1:         To elect Nicholas Miller to the Board of Directors to
                        serve until the next Annual Meeting of the Shareholders or until his respective successor is elected and qualifies;

PROPOSAL NO. 2:         To ratify and approve the selection by the Board of
                        Directors of KPMG, LLP as the Company's independent accountants for the fiscal year ending December 31, 2003;

PROPOSAL NO. 3:         To approve an amendment to the Company's articles of
                        incorporation to change the Company's name to Cirond
                        Corporation;

PROPOSAL NO. 4:         To approve an amendment to the Company's articles of
                        incorporation to create a class of 25,000,000 shares of preferred stock;

PROPOSAL NO. 5:         To ratify a 16-for-1 forward stock split of the
                        Company's issued and outstanding common stock; and

PROPOSAL NO. 6:         To ratify a bylaw amendment changing the quorum
                        requirement for shareholder Meetings.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 8 of this Form 10-QSB, which is incorporated herein by reference.

        (b) A Form 8-K was filed on September 11, 2003 disclosing the anticipated change in control and pending acquisition of all of the outstanding assets of CNI.

        (c) A Form 8-K was filed on October 10, 2003 disclosing the anticipated change in our certifying accountant.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of November, 2003.

                                                 Cirond Corporation

                                                 /s/ Kevin Ryan
                                                 -------------------------------
                                                 Kevin Ryan
                                                 Principal Executive Officer and
                                                 Principal Financial Officer

                                INDEX TO EXHIBITS

        Exhibits marked with an asterisk have been filed previously with the Commission and are incorporated herein by reference.

EXHIBIT NO.      PAGE NO.       DESCRIPTION
-----------     --------        ------------

    3(i)           *            Articles of Incorporation

    3(ii)          *            Bylaws

   10(i)           *            August 29, 2003 Stock Exchange Agreement by and
                                between the Company and Cirond Technologies Inc.

   10(ii)          9            November 13, 2003 First Amendment to the Stock
                                Exchange Agreement by and between the Company and Cirond Technologies Inc.

   31              13           302 Certification of Chief Executive Officer and
                                Principal Financial Officer

   32              14           906 Certification of Chief Executive Officer and
                                Principal Financial Officer

                                                                      EXHIBIT 10

                                 FIRST AMENDMENT
                                       TO
                            STOCK EXCHANGE AGREEMENT

        THIS FIRSTAMENDMENT TO STOCK EXCHANGE AGREEMENT (this "First Amendment") is executed this 13th day of November, 2003, by and among Cirond Corporation f/k/a eXmailit.com, a Nevada corporation with offices at 530- 999 West Hastings Street, Vancouver, B.C., Canada V6C 2W2 ("ExMail"), and Cirond Technologies Inc., a Colorado corporation with offices at 4185 Still Creek Drive, Burnaby, B.C. Canada V5C 6C6 ("Cirond"). (ExMail and Cirond may hereinafter be referred to individually as a "Party" or collectively as the "Parties").

                                    RECITALS

        1. The Parties hereto have entered into a Stock Exchange Agreement, dated August 29, 2003 (the "Stock Exchange Agreement"); and

        2. A dispute currently exists between the Parties regarding the valuation of Cirond Networks, Inc. ("CNI") and whether closing of the Stock Exchange Agreement actually occurred; and

        3. Cirond has made certain attempts to terminate the Stock Exchange Agreement, but, as set forth herein, has rescinded any and all such attempts; and

        4. In an effort to resolve this dispute, the Parties have agreed to amend the Stock Exchange Agreement with respect to the number of shares of common stock which ExMail will tender to Cirond in exchange for all of the issued and outstanding capital stock of CNI, the date of closing of the Stock Exchange Agreement, the issuance of shares by ExMail in exchange for outstanding indebtedness of Cirond and/or CNI, and the amount of common stock which ExMail is authorized to sell in a private placement;

        NOW, THEREFORE, the Stock Exchange Agreement is hereby amended as follows:
        1. Definitions. All capitalized terms used but not defined herein shall have the meanings set forth in the Stock Exchange Agreement. All references to the "Agreement" in the Stock Exchange Agreement or this First Amendment shall refer to the Stock Exchange Agreement, as amended hereby. Notwithstanding the foregoing, all references to the "Shares" shall refer to the new amount of 18,300,000 shares, in aggregate, of ExMail's Common Stock.

        2. Amendments. The following provisions of the Stock Exchange Agreement are hereby amended as follows:

                (a) The fifth paragraph of the Premises is hereby amended by replacing such paragraph in its entirety with the following:

        "Whereas, ExMail is in the process of (i) canceling 47,840,000 shares of Common Stock held by founders of ExMail (the "Share Cancellation"), (ii) and has amended its Articles of Incorporation, (iii) amended its Bylaws;
        (iv) effected a 16-for-1 forward stock split of the 4,000,000 shares of outstanding stock (the "Forward Stock Split"); and (v) adopted a stock option plan (the "Stock Option Plan"); and"

                (b) The sixth paragraph of the Premises is hereby amended by replacing such paragraph in its entirety with the following:

        "Whereas, Cirond desires to exchange and transfer (the "Exchange") all of the capital stock of CNI to ExMail, and ExMail desires to acquire any and all rights and interests in and to all of the issued and outstanding capital stock of CNI in exchange for 17,000,000 post-Forward Stock Split shares of ExMail's Common Stock, as described below, which shall equal approximately 51% of ExMail's then issued and outstanding post-Forward Stock Split shares (giving effect to the Share Cancellation, but without giving effect to the Private Placement or the Debt Conversion, as those terms are defined below); and"

                (c) The seventh paragraph of the Premises is hereby amended by replacing such paragraph in its entirety with the following:

        "Whereas, ExMail has conducted a private placement offering of up to 2,000,000 shares of its post-Forward Stock Split shares of Common Stock at a price of $0.50 per share (the "Private Placement"). ExMail sold a total of 750,000 shares in the Private Placement, for gross proceeds of $375,000, which ExMail is holding in escrow and will fund CNI's operations; and"

                (d) The following new paragraph is hereby inserted between the seventh and eighth paragraphs of the Premises:

        "Whereas, ExMail has agreed to issue 1,300,000 shares of post-Forward Stock Split shares of ExMail's Common Stock in exchange for outstanding indebtedness of Cirond and/or CNI in the aggregate amount of $650,000, which indebtedness shall be cancelled after such exchange (the "Debt Conversion") with the holders of such debt receiving approximately 3.7% of ExMail's then issued and outstanding post-Forward Stock Split shares (taking into account the Share Cancellation, the issuance of 17,000,000 post-Forward Stock Split shares of Common Stock to Cirond and the issuance of 750,000 post-Forward Stock Split shares in the Private Placement); and"

                (e) The second paragraph of the Section 1 is hereby amended by replacing such paragraph in its entirety with the following:

        "At Closing, ExMail will tender 18,300,000 post-Forward Stock Split shares of its Common Stock (the "Shares") to Cirond in exchange for the CNI Shares with 17,000,000 post-Forward Stock Split shares being issued to Cirond and 1,300,000 post-Forward Stock Split Shares being issued to the holders of certain outstanding indebtedness of Cirond and/or CNI in exchange for indebtedness in the aggregate amount of $650,000 (the "Indebtedness"). The Indebtedness shall be cancelled by ExMail immediately after Closing. The Shares will be issued pursuant to exemptions from registration under the Securities Act of 1933, as amended (the "Act"), and consequently restricted as to resale under Rule 144 ("Rule 144")."

                (f) Subparagraph (f) of Section 4 is hereby amended by replacing such paragraph in its entirety with the following:

        "ExMail agrees to not to engage in any transactions outside the normal and ordinary course of business including, but not limited to, incurring any debt, procuring any financing and/or loans, issuing any of its Common Stock and executing any material contracts through Closing, unless Cirond provides prior written consent to any such action. Notwithstanding the foregoing, ExMail is authorized and allowed to conduct a Private Placement financing for up to 2,000,000 shares of post-Forward Stock Split shares of Common Stock at a price of $0.50 per share and on such other terms to be agreed to in writing by Cirond prior to the Private Placement. "

                (g) Subparagraph (h) of Section 4 is hereby amended by replacing such paragraph in its entirety with the following:

        "As of November 13, 2003, ExMail has completed the Forward Stock Split and has 64,000,000 post-Forward Stock Split shares of Common Stock issued and outstanding (not including the 750,000 post-Forward Stock Split shares of Common Stock to be issued in the Private Placement). ExMail will attempt, in good faith and on a timely basis, to effect the Share Cancellation prior to Closing, and as such will have 16,160,000 post-Forward Stock Split shares of Common Stock issued and outstanding at Closing (not including the 750,000 post-Forward Stock Split shares of Common Stock to be issued in the Private Placement or the 1,300,000 post-Forward Stock Split shares of Common Stock to be issued as a result of the Debt Conversion)."

                (h) Subparagraph (l) of Section 4 is hereby amended by replacing such paragraph in its entirety with the following:

        "Except for the 2003 Stock Option Plan, ExMail has no stock option plans or other incentive compensation programs."

                (i) Subparagraph (a) of Section 7 is hereby amended by replacing such paragraph in its entirety with the following:

        "The Closing hereunder shall take place within five (5) business days after the First Amendment is approved by the shareholders of Cirond, on a date mutually agreed upon by the Parties. Closing shall consist of:
        (i) the Parties delivering the securities, (ii) delivery to ExMail of the Cirond shareholders' approval of all of the transactions contemplated by this Agreement and all amendments hereto, (iii) the tender by ExMail to Cirond of at least $375,000 from Woltjen Law Firm's escrow account, or if the proceeds have been loaned to CNI pursuant to
        Section 9(n), the tender of the promissory note or other evidence of indebtedness to CNI, or its counsel, for cancellation, (iv) other consideration contemplated hereunder, and (v) any documents necessary to effect this Agreement, including the documents required by Section 9, unless the Parties waive any such requirement in writing. In the event the Share Cancellation has not be completed prior to Closing, Cirond may terminate this Agreement without any further obligation or liability, provided that Cirond has given at least ten (10) days written notice to ExMail prior to such termination and ExMail, after receipt of such notice, has failed to effect the Share Cancellation."

                (j) Subparagraph (b)(ii) of Section 7 is hereby amended by replacing such paragraph in its entirety with the following:

        "By either Party, by written notice to the other Party, if Closing does not occur on or prior to five (5) days following the receipt of approval by the Cirond shareholders (unless such event has been caused by a breach of this Agreement by the party seeking such termination); and"

                (k) Subparagraph (c) of Section 9 is hereby amended by replacing such paragraph in its entirety with the following:

        "Approval by Cirond's shareholders of this Agreement and the transactions contemplated hereby, and approval by the holders of the Indebtedness to convert the Indebtedness into shares of ExMail Common Stock, in accordance with the terms of this Agreement."

                (l) Subparagraph (i) of Section 9 is hereby amended by replacing such paragraph in its entirety with the following:

        "Cirond and the holders of the Indebtedness shall have received an opinion of counsel from Woltjen Law Firm, Dallas, Texas, or other counsel for ExMail, in form and substance satisfactory to Cirond, the holders of the Indebtedness and their counsel;"

                (m) Subparagraph (n) of Section 9 is hereby amended by replacing such paragraph in its entirety with the following:

        "Woltjen Law Firm, as counsel for ExMail, shall be holding in escrow $375,000 in proceeds from the Private Placement for delivery to ExMail after Closing. The Parties agree that ExMail shall loan the net proceeds from the Private Placement to CNI as soon as practicable after the execution of the First Amendment. An essential term to this loan is the representation, warranty and covenant of Nicholas Miller and Kevin O'Neill as respective owners of 43.5% and 9.5% of Cirond to vote all of their shares in favor of all transactions contemplated by this Agreement and the First Amendment. It is envisioned that this loan will be structured in a manner that allows for intercompany forgiveness after the effectiveness of the transactions set forth herein, and in all amendments hereto;"

                (n) The following new paragraph is hereby inserted as subparagraph (j) of Section 10:

        "The Parties agree that this Agreement imposes an implied duty of good faith and fair dealing on all the respective obligations of the parties."

                (o) Subparagraphs (d) and (e) of Section 9 are hereby deleted.

        3. No Further Amendments. Except as expressly amended hereby, the Stock Exchange Agreement shall continue in full force and effect. Each Party hereto, by their signature hereto, agrees to be bound by all of the terms of the Stock Exchange Agreement, as amended hereby.

        4. Miscellaneous. The provisions of Article 10 of the Stock Exchange Agreement shall apply equally with respect to this First Amendment.

        5. Rescission of Termination. By executing this First Amendment, Cirond hereby rescinds the prior termination of the Stock Exchange Agreement and acknowledges that the Stock Exchange Agreement, as amended hereby, is in full force and effect as of the date of this First Amendment.

        IN WITNESS WHEREOF, the parties hereto have caused this First Amendment to be executed as of the date first written above.

"ExMail" - Cirond Corporation                "Cirond" - CIROND TECHNOLOGIES INC.


/s/ Robert Gardner                            /s/ Nicholas Miller
-------------------------------               ----------------------------------
By: Robert Gardner, Treasurer                 By: Nicholas Miller, President

                                                                      EXHIBIT 31

        I, Kevin Ryan, as Chief Executive Officer and the person performing functions similar to that of a Principal Financial Officer of Cirond Corporation, certify that:

        1. I have reviewed this quarterly report on Form 10-QSB of Cirond Corporation;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2003

/s/ Kevin Ryan
--------------------------------
Kevin Ryan
Chief Executive Officer and
Principal Financial Officer

                                                                      EXHIBIT 32

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report on Form 10-QSB of Cirond Corporation (the "Company") for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Kevin Ryan, the Chief Executive Officer and the person performing functions similar to that of a Principal Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. section 1350, that:

        (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 19, 2003


/s/ Kevin Ryan
----------------------------------
Kevin Ryan, Chief Executive Officer and
Principal Financial Officer