Form 10KSB
period 2003-12-31
CIROND CORP
filed 2004-05-10
CIK 1132810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
     For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to ________________

                         Commission file number: 0-49763


                               CIROND CORPORATION
                 (Name of small business issuer in its charter)

           NEVADA                                      88-0469593
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

    4185 STILL CREEK DRIVE #B-101, BURNABY, BRITISH COLUMBIA, CANADA V5C 6G9
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (604) 205-5039


       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No : [X]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $27,649

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $26,404,500 AS OF APRIL 30, 2004

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,210,000 AS OF APRIL 30, 2004

Transitional Small Business Disclosure Format (Check one): Yes     ; No  X
                                                              -----    -----

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT We were originally incorporated in the State of Nevada on April 6, 2000 to engage in the business of providing Internet-based email-to-mail printing and delivery services. We established the eXmailit.com website which had not yet commenced providing an Internet-based email-to-mail service. The network, which was still under construction, was intended to consist of a consumer-based, software product that would have a number of strategically located international distribution centers enabling users to send email as standard mail. We did not generate any revenue and therefore only sustained losses.

         As a result of our lack of profitability and the receipt of numerous inquires from entities seeking to merge with us, our operational focus expanded beyond our email-to-mail service to include reviewing potential merger or acquisition candidates.

         On November 25, 2003, pursuant to a Stock Exchange Agreement (the "Stock Exchange Agreement") with Seaside Holdings Inc. (f/k/a Cirond Technologies Inc.), a Colorado corporation ("CTI"), as amended by the First Amendment to the Stock Exchange Agreement dated November 13, 2003 (the "First Amendment") (the Exchange Agreement and the First Amendment and collectively referred to herein as the "Agreement"), we acquired all of the issued and outstanding capital stock of CTI's wholly owned subsidiary, Cirond Networks Inc., a Nevada corporation ("CNI"), in exchange for 17,000,000 post-Forward Split shares ("Shares") of our common stock ("Common Stock"). As a result of this share exchange, CTI owned approximately 51.2% (not taking into account the issuance of 750,000 shares of our common stock in a private placement, the certificates for which were issued subsequent to December 31, 2003, or 1,300,000 shares of common stock issued for the CNI Indebtedness described below) of our issued and outstanding shares. In addition, pursuant to the terms of the Agreement, we issued an aggregate of 1,300,000 post-Forward Split shares of our Common Stock in exchange for $650,000 in indebtedness of CNI (the "CNI Indebtedness"), which was held by Cirond Venture Partners Inc., Stumdell Limited, and Steven Velardi.

         As a result of the Agreement, effective November 25, 2003, CNI became our wholly-owned subsidiary. We changed our name to Cirond Corporation as of October 14, 2003.

OUR BUSINESS

         CNI is a developer of technologies designed to enhance the performance and security of wireless networking technologies, with an initial specific focus on 802.11b Wireless Local Area Network ("WLAN") technology. A WLAN is one in which a mobile user can connect to a local area network ("LAN") through a wireless (radio) connection. The 802.11b standard for WLANs - often called "WiFi" - is part of the 802.11 series of WLAN standards from the Institute of Electrical and Electronics Engineers ("IEEE").

         CNI manufactures products incorporating its proprietary technology that are applicable to all segments of the WLAN marketplace. CNI's products are principally focused on WiFi network management and implementation, and enable WiFi networks to be installed easily, operated optimally, and managed more effectively and also offer improvements to network security by offering a robust security system suitable for most typical business environments. CNI conducts its research and development activities through its subsidiary, Cirond Networks (Canada) Inc., a British Columbia corporation.

PRODUCTS

         WINC MANAGER 2.0. WiNc Manager 2.0, which began shipping in March 2004 at a price of $2,995.00, is a Windows-based software application that sits on the "wired" side of a company network and includes the capabilities needed to manage small and medium-sized wireless networks. It is designed for implementation by Value Added Resellers and network administrators - and includes 50 licenses for CNI's WiNc "client" software (which customers can use on either Windows-based notebook computers or Pocket PC-based handheld systems) so that WiNc Manager maintains the security and performance of the wireless connection with all the computers being used on the wireless network. It is also provides rogue access point detection and location capabilities.

         WINC 2.0. CNI's WiNc is a software-based wireless access connectivity tool designed to simplify the process of finding and connecting to wireless networks, as well as diagnosing various elements of the wireless network connection to the Internet.

         WiNc 2.0 has a retail price of $19.95.

         POCKETWINC. CNI developed the pocketWiNc wireless access connectivity tool to provide many of the same features as WiNc, but be able to operate on handheld computers running the Microsoft Pocket PC 2002 and Microsoft Mobile Windows 2003 operating system platforms.

         PocketWiNc 2.0 has a retail price of $19.95.

         AIRPATROL PRODUCT FAMILY. CNI will soon begin shipping AirPatrol Mobile and Air Patrol Enterprise - which are new wireless security tools for businesses that will allow them to gain better control of how and when wireless networks are deployed in their organizations. Final pricing has not yet been announced.

SALES AND MARKETING

         We use a three-tier method of sales and distribution as follows:

         1) Direct sales - We offer direct sales through our Web site at http://www.cirond.com - where consumers and businesses alike can purchase our products online and download them.

         2) VAR sales - our products can also be purchased through our network of value added resellers (VARs), which is the method often selected by mid-enterprise customers who want installation and maintenance support for our wireless network and security management solutions.

         3) Licensing - In addition to sales of our branded products, we also achieve revenue through licensing of our technology by other software development firms and wireless network hardware manufacturers.

COMPETITION

         The WiFi, or WLAN industry, is characterized by intense competition. There are many companies, both public and private, offering WiFi management and security solutions. Our solutions cover a broad range of competitors.

RESEARCH AND DEVELOPMENT

         During the fiscal years ended December 31, 2003 and 2002, we spent $404,886 and $251,438, respectively, on research and development activities.

GOVERNMENT REGULATION

         We do not anticipate that any government regulations will significantly affect our business.

EMPLOYEES

         As of March 31, 2004, we employed a total of 15 persons, of which 10 were full-time and 5 were consultants. None of our employees are covered by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Our principal offices are located at 4185 Still Creek Drive, Suite B101, Burnaby, British Columbia, Canada. The base rent on the lease is CDN$2,644 per month. The operating costs relating to the lease are approximately CDN$4,256 per month. We lease approximately 3,173 square feet under a lease that expires April 30, 2006.

         We lease approximately 400 square feet of office space at 1999 Bascom Avenue, Suite 700, Campbell, California, at a cost of approximately $800 per month. The lease on this property is on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not a party to any pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At our October 3, 2003 annual meeting of shareholders, 3,170,000 pre-Forward Split (50,720,000 post-Forward Split) shares, or 79.25% of the issued and outstanding shares of Common Stock, were present and voted in favor of each of the following proposals. Furthermore, no shares were voted against any proposal, nor were any abstentions or broker non-votes cast. Accordingly, all of the following proposals were approved.

PROPOSAL NO. 1:      To elect Nicholas Miller to the Board of Directors to serve until the next Annual Meeting of the Shareholders or until his respective successor is elected and qualifies;

PROPOSAL NO. 2:      To ratify and approve the selection by the Board of
                     Directors of KPMG, LLP as our independent auditors for the fiscal year ending December 31, 2003;

PROPOSAL NO. 3:      To approve an amendment to our articles of incorporation to change our name to Cirond Corporation;

PROPOSAL NO. 4:      To approve an amendment to our articles of incorporation to create a class of 25,000,000 shares of preferred stock;

PROPOSAL NO. 5:      To ratify a 16-for-1 forward stock split of our issued and outstanding common stock; and

PROPOSAL NO. 6:      To ratify a bylaw amendment changing the quorum requirement for shareholder meetings.

         By written consent dated October 6, 2003, shareholders holding 48,160,000 (post-Forward Split) of the 64,000,000 outstanding shares (75.25%) of our common stock approved and adopted an amendment to our bylaws authorizing the board of directors to fill a vacancy on the board of directors, including a vacancy resulting from an increase in the number of directors. In addition, our shareholders approved the appointment of Kevin Ryan and Robert Gardner to our board of directors.

         By written consent dated November 13, 2003, shareholders holding 48,160,000 (post-Forward Split) of the 64,000,000 outstanding shares (75.25%) of our common stock approved and adopted the First Amendment, the issuance of 1,300,000 (post-Forward Split) shares in exchange for the CNI Indebtedness, the cancellation of 47,840,000 (post-Forward Split) shares held by Kevin Ryan and Robert Gardner, and the loan of $375,000 to CNI in advance of the closing of the acquisition of CNI. See "Item 1. Description of Business."

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         Our common stock has been listed on the over-the-counter bulletin board ("OTCBB") since September 3, 2002, originally under the symbol "EXMA." Since October 16, 2003, it has been listed under the symbol "CROO." Trading did not commence until December 5, 2003. The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years, and have been adjusted to reflect a 1-for-16 reverse stock split. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

     FISCAL QUARTER ENDING                        HIGH BID          LOW BID

     December 31, 2003....................       $   1.01         $   1.01
     March 31, 2004.......................       $   1.50         $   0.65

         On April 30, 2004, the closing bid price for the common stock on the OTC Bulletin Board was $1.35.

HOLDERS

         As of May 3, 2004 there were 31 record holders of our common stock.

DIVIDENDS

         Since our inception, no cash dividends have been declared on our common stock.

SALES OF UNREGISTERED SECURITIES

         During the quarter ended December 31, 2003, we issued a total of 17,000,000 restricted shares of our common stock to Seaside Holdings Inc. in exchange for all of the issued and outstanding capital stock of CNI. In addition, we issued 1,300,000 shares of restricted common stock to three persons as payment of $650,000 of indebtedness of CNI. We relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. All of these persons were deemed to be sophisticated with regard to an investment in our stock due to their prior investment experience and specific knowledge about us and our operations. No underwriters were used.

REPURCHASE OF SECURITIES

         In connection with the acquisition of CNI, the founders of our company,
M. Kevin Ryan and Robert Gardner, cancelled 2,990,000 pre-Forward Split (47,840,000 post-Forward Split) shares of the common stock held by them.

---------------------------------------------------------------------------------------------------------------------
                                                                        (c)                        (d)
                                                                  Total Number of            Maximum Number or
                           (a)                  (b)              Shares (or Units)      Approximate Dollar Value) of
                     Total Number of       Average Price       Purchased as Part of    Shares (or Units) that May Yet
                     Shares (or Units)   Paid per Share (or     Publicly Announced     Be Purchased Under the Plans
      Period            Purchased              Unit)             Plan or Programs              or Programs
---------------------------------------------------------------------------------------------------------------------
December 2003           2,990,000               -0-                    -0-                          -0-
                       (pre-Forward
                        Split) or
                        47,840,000
                       (post-Forward
                          Split)
---------------------------------------------------------------------------------------------------------------------

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

         Effective November 25, 2003, we acquired CNI in exchange for 17,000,000 shares of common stock. For accounting purposes, the acquisition of CNI has been accounted for using the purchase method as a recapitalization of CNI with our net monetary assets. Under recapitalization accounting, CNI is considered to have issued shares for consideration equal to our net monetary assets with the results of our operations included in the consolidated financial statements from the date of recapitalization on November 25, 2003.

GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. We incurred a net loss for the year ended December 31, 2003 of $1,063,962 and at December 31, 2003, had an accumulated deficit of $1,692,109 and a working capital deficit of $805,745. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

         CNI entered into a non-exclusive Source Code Licensing Agreement with Computer Associates International, Inc. on January 21, 2004, which included an annual support fee renewable at the option of the licensee. The details of the agreement are confidential. As a result of the Agreement, our revenues increased significantly during the first quarter of 2004. Almost all of the increase is attributable to the agreement with Computer Associates. All of the payments due to us under the agreement with Computer Associates were paid at the time of the contract and, at this time, we do not anticipate any further payments from Computer Associates; however, we will record a portion of the fees received from Computer Associates as revenue each month for the 12 months from January 2004 to December 2004 relating to the support services performed.

         On March 29, 2004, we closed a private placement offering with a private investor, which was subsequently retracted. Coincident with the retraction, the investor agreed to loan us $500,000 repayable at our discretion and bearing interest at 5% per annum. We anticipate recovering a $100,000 finder's fee previously paid in connection with the retracted private placement. When this fee is repaid the $100,000 will be applied to the outstanding loan balance at the time of receipt. We anticipate repayment of the remaining $400,000 of the loan by September 30, 2004 using funds from future financings.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets, any potential losses from pending litigation and deferred tax assets or liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

         BASIS OF CONSOLIDATION. Effective November 25, 2003, we issued 17,000,000 common shares in consideration for 100% of the outstanding common shares of CNI. As CNI stockholders obtained control of the Company through the exchange of shares, the acquisition of CNI has been accounted for in the consolidated financial statements as a recapitalization transaction, effectively as if CNI had issued shares for consideration equal to our net tangible assets followed by a recapitalization of CNI's common shares. On November 25, 2003, our name was changed from eXmailit.com to Cirond Corporation. The consolidated statements of loss, stockholders' deficiency and comprehensive loss and cash flows reflect the results of operations and changes in financial position of CNI, for the period from its incorporation on March 7, 2001 to December 31, 2003, combined with those of the legal parent, Cirond Corporation, from November 25, 2003, the date of the recapitalization, in accordance with accounting principles generally accepted in the United States of America.

         REVENUE RECOGNITION. Revenue from one-time software license sales is generally recognized once delivery has occurred, evidence of an arrangement exists, the fee is fixed and determined and collection of the fee is probable, provided there are no significant vendor obligations remaining. For multiple element arrangements, where Vendor Specific Objective Evidence ("VSOE") of fair value is available for all elements, the contract value is allocated to each element proportionately based upon relative VSOE of fair value and revenue is recognized separately for each element. Where VSOE of fair value is available for all undelivered elements, the residual method is used to value the delivered elements. Where VSOE of fair value is not available for an undelivered element, contract accounting is used to account for the entire contract value.

RESULTS OF OPERATIONS

         Revenues from operations increased from $nil for the year ended December 31, 2002 to $27,649 for the year ended December 31, 2003. Revenue was derived principally from the receipt of sales for our WiNc and pocketWiNc products, as well as some early sales of our WiNc Manager wireless network management and security solution. For 2004, revenues are forecasted to be significantly higher, with the signing of a software licensing deal with Computer Associates. Our revenues increased significantly during the first quarter of 2004; however, almost all of the increase is attributable to the agreement with Computer Associates. All of the payments due to us under the agreement with Computer Associates were paid at the time of the contract and, at this time, we do not anticipate any further payments from Computer Associates; however, we will record a portion of the fees received from Computer Associates as revenue each month for the 12 months from January 2004 to December 2004 relating to the support fees paid in connection with the Computer Associates agreement. In addition, management also expects greater contributions to revenue from licensing our network security products in 2004, as development of the Air Patrol Enterprise and Air Patrol Mobile products are reaching completion in the second quarter of 2004.

         As of December 31, 2003, we had receivables of approximately $19,679 - which were the result of tax refunds owed to our Canadian subsidiary. As the refunds are owed by the Canadian government, management is of the opinion that there are no foreseeable difficulties in recovering the amount.

         Prepaid expenses consisted of three months of prepaid rent, which was paid upon signing of the lease on our office space in Burnaby, B.C. Canada.

         Property plant and equipment consisted of hardware equipment purchased from independent suppliers in North America for the development of our products.

         Consulting fees payable consisted of payables owed to two of our officers, Nicholas Miller and Mitchell Burton.

         Share subscriptions payable consisted of $375,000 that were received by us prior to year end and closed subsequent to year end.

         Research and development costs, consisting of certain consulting fees, rent and salaries and benefits, increased $153,448 in 2003 over 2002 as we entered our main development phase in 2003 and aggressively began hiring programmers and leasing space for the purpose of completing development of our WiNc Manager product.

         Advertising and promotion was approximately $27,000 higher, and travel was approximately $87,000 higher as management began marketing the product at trade shows and through meetings with value-added resellers.

         Finally, professional fees were considerably higher owing to the completion of the reverse take over transaction. As of April 29, 2004, approximately $50,776 of professional fees related to the reverse take-over still remains in dispute.

         The increase of costs and expenses in comparison with the previous corresponding year generally reflected the expansion of our business scope and the increase of staff and research and development costs - as well as increased marketing expenses - have resulted in a net loss of $1,063,962. Expenses are expected to stay at levels on par with 2003 until we have completed significant financings in 2004 that will support increasing staffing levels in research and development and sales and marketing. For the period ended December 31, 2003, consulting fees increased over 2002 as two new consultants were hired in 2003 for communications and business development purposes. Office and administration costs increased in 2002 over 2003 as we moved into our newer and larger office space in 2003, and the employee levels were higher in 2003 over 2002. Finally, salaries and benefits increased as sales and support staff were brought on board in 2003. The salaries for these employees are not considered research and development and therefore are classified and displayed separately.

         No cash dividend was declared during 2003 or 2002.

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 2003, the net cash used by operating activities was $925,867. In order to proceed with business development and normal operations, net cash used in investing activities was $101,623. We were able to meet our cash requirements in 2003 via the issuance of promissory notes for cash proceeds of $650,000, advances from stockholders of $28,421 and issuance of share capital for cash proceeds of $375,000. The $650,000 of promissory notes were converted into shares during 2003. With the result of these financing initiatives, the net increase in cash and cash equivalents was $25,931 in 2003 over 2002.

         In order to meet our continuing cash requirements and to successfully implement our growth strategy, other than relying on revenue from our operating activities, we will continue to seek additional funding from potential investors. In the event that additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to us. The Auditors' report on the Company's consolidated financial statements for the year ended December 31, 2003 includes an explanatory paragraph that states that the Company has incurred losses since inception and has a working capital deficiency at December 31, 2003, factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Subsequent to year end, a loan of $500,000 was arranged with a private investor. The funds will be used for our general operations in 2004. The Company intends to pay off the loan to the investor by September 30, 2004, using funds from future financings.

PLAN OF OPERATION

         We have sufficient funds to cover our operating overhead for the next six months; however, we do not have sufficient funds to repay the $400,000 loan (net of anticipated refund of $100,000 finder's fee which will be applied to the outstanding principal balance on the $500,000 loan). In order to satisfy our cash requirements in the next twelve months, and to repay the $400,000 loan, we will need to raise additional funds. Accordingly, we intend to conduct additional financings to raise funds from private investors; however, there are no assurances that we will be able to complete any such financings.

         We intend to continue our product research and development activities to further enhance our existing product line and to create new products focused on the same markets. We have budgeted approximately $900,000 for research and development costs during fiscal 2004.

         We do not plan to purchase or sell any significant plant or equipment in 2004.

         We expect to increase the number of employees by approximately 15 individuals in the areas of engineering, marketing, sales, and customer support during fiscal 2004, provided we have sufficient funding to support the hiring of additional employees.

         We are engaged in the marketing of WiNc Manager, a software product that is intended to improve wireless network management and security. The recently-announced Air-Patrol Enterprise and Air-Patrol Mobile products will be marketed in 2004. We anticipate that, if sufficiently funded, over the next twelve months our focus will be: marketing our products, supporting customers, and research and development.

         If we are successful in implementing our growth strategy, management believes that we can undergo a period of rapid growth. For our AirPatrol technology, we will actively search for more partners for the provision of software licenses and related software consultancy and engineering services in relation to its further development. Management expects WiNc and pocketWiNc to ship in greater numbers in 2004, and thus will require further software developments and upgrades for the remainder of the year.

         For the broad network security market, we are completing the development of Air Patrol Enterprise and are planning on trial marketing these products in North America in the second half of 2004.

FORWARD-LOOKING STATEMENTS

         Certain statements in this Annual Report on Form 10-KSB, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and shareholders in the course of presentations about us, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. There are many factors that could cause these forward-looking statements to be incorrect including, but not limited to, the following:

         o   our ability to generate desired technologies;
         o   the lack of liquidity of our common stock;
         o   the risks associated with technology companies;
         o   our ability to find and retain skilled personnel;
         o   availability of capital;
         o   the strength and financial resources of our competitors; and
         o   general economic conditions.


ITEM 7.  FINANCIAL STATEMENTS.

         See pages beginning with page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Effective December 1, 2003, our board of directors dismissed our independent auditor, Parker & Co. ("Parker"). The dismissal of Parker was unrelated to Parker's performance. The dismissal, which was approved by our board of directors, was related to the acquisition of CNI and the appointment of CNI's independent auditor, KPMG, LLP, as our independent auditor.

         Parker's report on our financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles. During our two most recent fiscal years and the subsequent interim period ending December 1, 2003, there were no disagreements between us and Parker on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Parker, would have caused that firm to make reference to the subject matter of the disagreement in connection with its audit report. During our two most recent fiscal years and the subsequent interim period ending December 1, 2003, Parker did not advise us of any of the items listed any Item 304(a)(1)(iv)(B) of Regulation S-B.

         We requested Parker to furnish us a letter addressed to the Commission stating whether it agreed with the above statements. A copy of that letter, dated December 3, 2003, was filed as Exhibit 16.1 to our Form 8-K filed December 5, 2003.

         On December 1, 2003, our board of directors approved the engagement of KPMG, LLP to audit the financial statements for the fiscal year ended December 31, 2003. During the two most recent fiscal years and the subsequent interim period through December 1, 2003, neither we nor anyone on our behalf consulted KPMG, LLP regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.

ITEM 8A. CONTROLS AND PROCEDURES.

         As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         Our executive officers and directors are:

         NAME                    AGE     POSITION

         Nicholas R. Miller       52     CEO, President, Secretary, and Director
         David Redekop            33     Chief Financial Officer and Treasurer
         Mitchell G. Burton       40     Chief Technology Officer
         Chris Mossing            48     Vice President of Sales and Marketing

         Our shareholders elect our directors annually and our board of directors appoints our officers annually. Vacancies in our board are filled by the board itself. Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

         NICHOLAS MILLER, CEO, PRESIDENT, SECRETARY AND DIRECTOR. Nicholas Miller has held his positions with us since November 25, 2003. Immediately prior to his appointment, he was the founder, officer, director, CEO and chairman of Cirond Networks, Inc. (a private company based in Campbell, California), Cirond Technologies Inc. (from June 30, 2002 to present and n/k/a Seaside Holdings Inc.) and Cirond Networks Canada Inc. (a wholly owned subsidiary of Cirond Networks Inc. based in British Columbia, Canada) -Cirond Networks Canada Inc. and Cirond Networks, Inc. were founded in November 2001. Between 1999 and November 2001, Mr. Miller was president of Arundel Holdings, a private Canadian investment company. During that period, he also served as a director of Ezenet Corp. (a public company traded on the TSX) until it was acquired by Cognicase Inc. in August 2001. In addition, Mr. Miller was a director of Workfire.com (a privately-held Nevada company, acquired by Packeteer Inc. in July 2000 - at which time he ceased to be a director). Mr. Miller was also vice-chairman and a director of Mulgrave Independent School Society in West Vancouver, British Columbia on a voluntary basis from 1999 through 2002.

         DAVID REDEKOP, CHIEF FINANCIAL OFFICER AND TREASURER. David Redekop has been Chief Financial Officer of Cirond Corporation since January 1, 2004. Immediately prior to joining Cirond Corporation, Mr. Redekop was a self-employed consultant - a position he had held since September 2001. In July of 2001, he was appointed a director of Hawkair Aviation Services Ltd. based in Terrace, British Columbia - a privately-held Canadian company to which he was also appointed Chief Financial Officer in July 2003. From April 2001 to September 2001, he served as controller at TCENet, a public Canadian company based in Calgary, Alberta that was traded on the TSX Venture Exchange (or CDNX, as it was known during that period). From October 2000 to March 2001, Mr. Redekop served as Chief Financial Officer at Boltons Capital Corporation, a public Canadian company based in Kelowna, British Columbia and traded on the TSX Venture Exchange. From April 1998 until September 2000, Mr. Redekop served as controller for Workfire.com (a privately-held Nevada company, acquired by Packeteer Inc. in July 2000). In addition, Mr. Redekop currently serves as controller of Crossflux
- a privately-held Canadian company based in Kelowna, British Columbia.

         MITCHELL G. BURTON, CHIEF TECHNOLOGY OFFICER. Mitchell Burton has been Chief Technology Officer of Cirond Corporation since January 15, 2004. Immediately prior to joining Cirond Corporation, he was Chief Technology Officer of Cirond Networks Inc. (a private company based in Campbell, California), a position he assumed in November 2001. Prior to this, he was founder and CEO of Headline Technologies Inc., a private British Columbia, Canada-based company founded in 1993 that provided engineering design services involving analog, digital, DSP and software design. In 2000, he also became Director of Engineering for Sentry Telecom - a private British Columbia, Canada-based company until January of 2001. He joined Cirond Networks Inc. in November 2001. He is still CEO and a director of Headline Technologies Inc.

         CHRIS MOSSING, VICE PRESIDENT OF SALES AND MARKETING. Chris Mossing has been Vice-President of Sales and Marketing for Cirond Corporation since January 15, 2004. Immediately prior to joining Cirond Corporation, Mr. Mossing worked in the same capacity with its predecessor company Cirond Networks, Inc., a position he assumed in March 2003. Prior to joining Cirond Networks Inc., Mr. Mossing was a sales consultant for Businesslaunch, a private company based in Discovery Bay, California, from January 2002 to March 2003. Between September 2001 and January 2002, Mr. Mossing worked as an independent business consultant based in San Jose, California. From October 2000 to September 2001, Mr. Mossing served as vice-president of sales for LiveWorld, a public company based in Campbell, California. From November 1999 to September 2000, he was director of Western Region Sales for Adero - a private company based in Boston, Massachusetts. From September 1998 to October 1999, he was director of Western Region Sales for ON Technology - a public company based in Waltham, Massachusetts.

CODE OF ETHICS

         We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the Company. We expect to adopt a code by the end of the current fiscal year.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

         Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2003, there was compliance with all
Section 16(a) filing requirements applicable to our current officers, directors and greater than 10% beneficial owners. No beneficial ownership reports were filed by the former officers, directors or greater than 10% beneficial owners.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information the remuneration of our chief executive officers and our four most highly compensated executive officers who earned in excess of $100,000 per annum during any part of our last three fiscal years:

                           SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------

                                                                            LONG TERM COMPENSATION
                                ANNUAL COMPENSATION
                                                                             AWARDS             PAYOUTS
                                                           OTHER     RESTRICTED   SECURITIES
    NAME AND                                              ANNUAL        STOCK     UNDERLYING      LTIP       ALL OTHER
    PRINCIPAL      FISCAL                               COMPENSA-     AWARD(S)     OPTIONS/      PAYOUTS     COMPENSA-
    POSITION        YEAR    SALARY ($)      BONUS ($)    TION ($)        ($)       SARS (#)        ($)        TION ($)
-----------------------------------------------------------------------------------------------------------------------
Nicholas Miller,    2003    120,000 (2)<F2>    -0-          -0-          -0-          -0-          -0-          -0-
     CEO (1)<F1>
-----------------------------------------------------------------------------------------------------------------------
Mitchell Burton,    2003    120,000 (4)<F4>    -0-          -0-          -0-          -0-          -0-          -0-
      Chief
   Technology
   Officer (3)<F3>
-----------------------------------------------------------------------------------------------------------------------
 M. Kevin Ryan,     2003        -0-            -0-          -0-          -0-          -0-          -0-          -0-
  President (5)<F5> 2002        -0-            -0-          -0-          -0-          -0-          -0-          -0-
                    2001        -0-            -0-          -0-          -0-          -0-          -0-          -0-
-----------------------------------------------------------------------------------------------------------------------
----------------

(1)<F1>  Mr. Miller became our CEO in November 2003.
(2)<F2> Pursuant to our contract with Amber Tiger Holding Corp., we incurred consulting fees of $120,000 during the fiscal period for Mr. Miller's services.
(3)<F3>  Mr. Burton has been CNI's Chief Technology Officer since November 2001.
(4)<F4> Pursuant to our contract with Headline Technologies Ltd., we incurred consulting fees of $120,000 during the fiscal period for Mr. Burton's services
(5)<F5>  Mr. Ryan was President from our inception in 2000 to November 2003.

         For fiscal 2004, we pay Nicholas Miller, through Amber Tiger Holding Corp., $15,000 per month and Mitchell Burton, through Headline Technologies Ltd., $10,000 per month.

COMPENSATION OF DIRECTORS

         Nicholas Miller is not compensated separately for his service as a director.

STOCK OPTION PLANS

         By written consent dated October 3, 2003, our Board of Directors adopted the 2003 Stock Option Plan (the "Plan"). Our shareholders must adopt the Plan by October 3, 2004, or any options granted under the Plan will be rescinded and void.

         Pursuant to the Plan an aggregate of 3,521,000 shares of our common stock (the "Available Shares") have been reserved for issuance pursuant to the exercise of stock options ("Options") which may be granted to our employees, officers, directors and consultants. The Plan also provides for quarterly adjustments in the number of Available Shares, to a number equal to 10% of the number of shares outstanding as of the end of the preceding fiscal quarter or 1,616,000 shares, whichever is greater.

         The Plan is designed to (i) induce qualified persons to become employees, officers, consultants, or directors our company; (ii) reward such persons for past services to our company; (iii) encourage such persons to remain in the employ of our company or associated with our company; and (iv) provide additional incentive for such persons to put forth maximum efforts for the success of our business. No stock options have been granted under this Plan.

         The Plan will be administered by the Board of Directors (the "Board"). Transactions under the Plan are intended to comply with all applicable conditions of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "1934 Act"). In addition to determining who will be granted Options, the Board has the authority and discretion to determine when Options will be granted and the number of Options to be granted. The Board may determine which Options may be intended to qualify ("Incentive Stock Option") for special treatment under the Internal Revenue Code of 1986, as amended from time to time (the "Code") or Non-Qualified Options ("Non-Qualified Stock Options") which are not intended to so qualify. The Board also may determine the time or times when each Option becomes exercisable, the duration of the exercise period for Options and the form or forms of the instruments evidencing Options granted under the Plan. The Board may adopt, amend, and rescind such rules and regulations as in its opinion may be advisable for the administration of the Plan. The Board may amend the Plan without shareholder approval where such approval is not required to satisfy any statutory or regulatory requirements.

         Grants to employee directors and officer/directors can be either Non-Qualified Stock Options or Incentive Stock Options, to the extent that they do not exceed the Incentive Stock Option exercise limitations, and the portion of an option to an employee director or officer/director that exceeds the dollar limitations of Code Section 422 will be treated as a Non-Qualified Stock Option.

         The Board also may construe the Plan and the provisions in the instruments evidencing options granted under the Plan to employee and officer participants and is empowered to make all other determinations deemed necessary or advisable for the administration of the Plan. The Board may not adversely affect the rights of any participant under any unexercised option or any potion thereof without the consent of such participant. This Plan will remain in effect until it is terminated by the Board, except that no Incentive Stock Option will be granted after October 3, 2013.

         The Plan contains provisions for proportionate adjustment of the number of shares for outstanding options and the option price per share in the event of stock dividends, recapitalizations, stock splits or combinations.

         Participants in the Plan may be selected by the Board from directors, employees and officers of our company and its subsidiaries and consultants to our company and its subsidiaries. In determining the persons to whom options will be granted and the number of shares to be covered by each option, the Board will take into account the duties of the respective persons, their present and potential contributions to our success, and such other factors as the Board deems relevant to accomplish the purposes of the Plan.

         Only employees of our company and its subsidiaries, as the term "employee" is defined for the purposes of the Code, will be entitled to receive Incentive Stock Options. Incentive Stock Options granted under the Plan are intended to satisfy all requirements for incentive stock options under Section 422 of the Code and the Treasury Regulations thereunder.

         Each option granted under the Plan will be evidenced by a written option agreement between us and the optionee. The option price of any Incentive Stock Option may be not less than 100% of the Fair Market Value per share on the date of grant of the option; provided, however, that any Incentive Stock Option granted under the Plan to a person owning more than ten percent of the total combined voting power of the common stock will have an option price of not less than 110% of the Fair Market Value per share on the date of grant of the Incentive Stock Option. Each Non-Qualified Stock Option granted under the Plan will be at a price no less than 85% of the Fair Market Value per share on the date of grant thereof. "Fair Market Value" per share as of a particular date is defined in the Plan as the closing price of our common stock as reported on a national securities exchange or the last transaction price on the NASDAQ System or, if none, the average of the closing bid and asked prices of our common stock as reported by NASDAQ or, if such quotations are unavailable, the value determined by the Board in its discretion in good faith.

         The exercise period of options granted under the Plan may not exceed ten years from the date of grant thereof. Incentive Stock Options granted to a person owning more than ten percent of the total combined voting power of our common stock will be for no more than five years. The Board will have the authority to modify, extend or renew any outstanding option at such time and under such circumstances as it, in its sole discretion, deems appropriate.

         To exercise an option, the optionee must pay the full exercise price in cash, by check or such other legal consideration as may be approved by the Board. Such other consideration may consist of shares of common stock having a Fair Market Value equal to the option price or in property or in a combination of cash, shares, and property, subject to approval of the Board. The Board has the sole and absolute discretion to determine whether or not property other than cash or common stock may be used to purchase the shares of common stock thereunder and, if so, to determine the value of the property received.

         An option may not be exercised unless the optionee then is an employee, officer, or director of our company or its subsidiaries, and unless the optionee has remained continuously as an employee, officer, or director of our company since the date of grant of the option. If the optionee ceases to be an employee, officer, or director of our company or its subsidiaries other than by reason of death, disability, or for cause, all options granted to such optionee, fully vested to such optionee but not yet exercised, will terminate 90 days after the date the optionee ceases to be an employee, officer or director of our company.

         If the employee is terminated "for cause" (as that term is defined in the Plan), such employee's options will terminate immediately on the date the optionee ceases employment or association.

         If an optionee dies while an employee, officer or director of our company, or if the optionee's employment, officer, or director status terminates by reason of disability, all options theretofore granted to such optionee, whether or not otherwise exercisable, unless earlier terminated in accordance with their terms, may be exercised at any time within twelve months after the date of death or disability of said optionee, by the optionee or by the optionee's estate or by a person who acquired the right to exercise such options by bequest or inheritance or otherwise by reason of the death or disability of the optionee.

         Options granted under the Plan are not transferable other than by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Code or Title I of the Employee Retirement Income Security Act of 1974, or the rules thereunder. Options may be exercised, during the lifetime of the optionee, only by the optionee and thereafter only by his legal representative. An optionee has no rights as a shareholder with respect to any shares covered by an option until the option has been exercised.

         As a condition to the issuance of shares upon the exercise of an option, we will require the optionee to pay to us the amount of our tax withholding liability required in connection with such exercise. We, to the extent permitted or required by law, may deduct a sufficient number of shares due to the optionee upon exercise of the option to allow us to pay such withholding taxes. We are not obligated to advise any optionee of the existence of any tax or the amount which we will be so required to withhold.

         Unless otherwise specified in an optionee's agreement, options granted under the Plan will become vested with the optionee over a two-year period, with one-sixth of the options vesting every four months, in addition to any other vesting requirements determined by the Board at the time of grant.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table provides certain information as to our officers and directors individually and as a group, and the holders of more than 5% of our common stock, as of April 30, 2004. Except as otherwise indicated, the persons named in the table have sole voting and investing power with respect to all shares of stock owned by them.

                                                              AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>                  BENEFICIAL OWNERSHIP           PERCENT OF CLASS (2)<F2>
Nicholas Miller                                                    17,000,000 (3)<F3>                48.3%
4185 Still Creek Drive #B-101
Burnaby, British Columbia V5C 6G9 Canada

Seaside Holdings Inc.                                              17,000,000 (3)                    48.3%
4185 Still Creek Drive #B-101
Burnaby, British Columbia V5C 6G9 Canada

Mitchell G. Burton                                                      -0-                            -

David Redekop                                                           -0-                            -

Chris Mossing                                                           -0-                            -

All officers and directors as a group  (4 persons)                 17,000,000 (3)<F3>                48.3%
-------------------

(1)<F1> To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2)<F2> This table is based on 35,210,000 shares of Common Stock outstanding as of April 30, 2004. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from April 30, 2004, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)<F3> These shares are held by Seaside Holdings Inc. Mr. Miller is the sole officer and director and a principal shareholder of Seaside Holdings Inc. and as such is deemed to beneficially own such shares. Mr. Miller owns 7,266,667 shares (43.5%) of Seaside Holdings Inc.'s outstanding common stock.

         Seaside Holdings Inc. may be deemed to be the "parent" of our company within the meaning of the rules and regulations of the Securities and Exchange Commission. Mr. Miller owns 7,266,667 shares (43.5%) of Seaside Holdings Inc.'s outstanding common stock. Messrs. Burton, Redekop and Mossing do not own any equity securities of Seaside Holdings Inc.

EQUITY COMPENSATION PLANS

         As of December 31, 2003, our equity compensation plans were as follows:

-------------------------------------------------------------------------------------------------------------------
                                NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE EXERCISE
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING         NUMBER OF SECURITIES
                                   OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND       REMAINING AVAILABLE FOR
        PLAN CATEGORY               WARRANTS AND RIGHTS                RIGHTS                   FUTURE ISSUANCE
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans                  None                          N/A                         None
approved by security holders
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans not              None                          N/A                       3,898,750
approved by security holders
(1)<F1>
-------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------
                                NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE EXERCISE
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING         NUMBER OF SECURITIES
                                   OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND       REMAINING AVAILABLE FOR
        PLAN CATEGORY               WARRANTS AND RIGHTS                RIGHTS                   FUTURE ISSUANCE
-------------------------------------------------------------------------------------------------------------------

Total                                      None                                                      None
-------------------------------------------------------------------------------------------------------------------

(1)<F1> Effective October 3, 2003, our board of directors adopted the 2003 Stock Option Plan. Under the 2003 Stock Option Plan, as of April 30, 2004, stock options may be granted for a total of 3,521,000 shares our common stock. This amount is adjusted quarterly. A description of the 2003 Stock Option Plan is contained in "Item 10. Executive Compensation
         - Stock Option Plans." Management has agreed to issue stock, or is contemplating issuing, options to acquire 3,898,750 shares of our common stock to certain of our employees, including our officers and directors. Some of these options are to be issued pursuant to offers of employment which were made to some of our employees. To the extent possible, these options will be issued pursuant to the 2003 Stock Option Plan. As of April 30, 2004, these options have not been issued. To the extent that we cannot issue all of the options under the 2003 Stock Option Plan, we may issue options outside of the 2003 Stock Option Plan.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Other than as disclosed below, none of our present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

NICHOLAS MILLER

          We, through CNI, have entered into a Management Advisory Services Agreement with Amber Tiger Holdings Corp., a company owned and controlled by Nicholas Miller, the president and sole director of CNI, and an officer, director and principal, beneficial shareholder of Cirond Corporation. The agreement provides for the provision of management services to us by Nicholas Miller in connection with his role as our president and CEO. During the years ended December 31, 2002 and 2003, CNI incurred consulting fees of $110,000 and $120,000, respectively, from Amber Tiger.

         For the year ended December 31, 2002, we made cash payments to Amber Tiger in the amount of $100,000 and $10,000 was recorded as a payable at December 31, 2002. For the year ended December 31, 2003, we made cash payments to Amber Tiger in the amount of $90,000 and $40,000 was recorded as a payable at December 31, 2003 (of which $10,000 related to 2002).

MITCHELL BURTON

         We, through CNI, have entered into a Management Advisory Services Agreement with Headline Technologies Ltd., a company owned and controlled by Mitchell Burton, the chief technology officer of CNI and chief technology officer of Cirond Corporation. The agreement provides for the provision of management services to us by Mitchell Burton in connection with his role as our chief technology officer. During the years ended December 31, 2002 and 2003, CNI incurred consulting fees of $110,000 and $120,000, respectively, from Headline Technologies.

         For the year ended December 31, 2002 we made cash payments to Headline Technologies in the amount of $55,000 in paid compensation and $55,000 was recorded as a payable at December 31, 2002. For the year ended December 31, 2003, we made cash payments to Headline Technologies in the amount of $85,000 and $90,000 was recorded as a payable at December 31, 2003 (of which $55,000 related to 2002).

SEASIDE HOLDINGS INC.

         As of the December 31, 2003, we were indebted to Seaside Holdings Inc., a principal shareholder and a company in which Mr. Miller serves as the sole officer and director, in the amount of $171,576. The debt relates to inter-company obligations from CNI to Seaside Holdings Inc. which were incurred prior to our acquisition of CNI. The debt is unsecured, non-interest bearing and has not fixed terms of repayment.

         Seaside Holdings Inc. owns 17,000,000 shares of our outstanding common stock , which equals 48.3% as of April 30, 2004, and as such may be deemed to be the "parent" of our company within the meaning of the rules and regulations of the Securities and Exchange Commission. Mr. Miller is the sole officer and director of Seaside Holdings Inc. and owns 7,266,667 shares (43.5%) of its outstanding common stock. Messrs. Burton, Redekop and Mossing do not own any equity securities of Seaside Holdings Inc.

CONFLICTS OF INTEREST

         In accordance with the laws applicable to us, our directors are required to act honestly and in good faith with a view to our best interests. In the event that a conflict of interest arises at a meeting of the board of directors, a director who has such a conflict will disclose the nature and extent of his interest to the meeting and abstain from voting for or against the approval of the matter in which he has a conflict.

PROMOTERS

         M. Kevin Ryan and Robert Gardner may be deemed to be "promoters" of our company within the meaning of the rules and regulations of the Securities and Exchange Commission.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS TO THIS FORM 10-KSB

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                          EXHIBIT
--------------------------------------------------------------------------------
   2.1 Stock Exchange Agreement by and between Cirond Corporation (f/k/a eXmailit.com) and Seaside Holdings Inc. (f/k/a Cirond Technologies Inc.) dated August 29, 2003 (1)
--------------------------------------------------------------------------------
   2.2 First Amendment to Stock Exchange Agreement by and between Cirond Corporation and Seaside Holdings Inc. (f/k/a Cirond Technologies Inc.) dated November 13, 2003 (1)
--------------------------------------------------------------------------------
   2.3        Articles of Exchange
--------------------------------------------------------------------------------
   3.1        Articles of Incorporation, as amended
--------------------------------------------------------------------------------
   3.2        Bylaws, as amended
--------------------------------------------------------------------------------
  10.1 Management Advisory Services Agreement with Amber Tiger Holdings Corp. dated February 1, 2002
--------------------------------------------------------------------------------
  10.2 Management Advisory Services Agreement with Headline Technologies Ltd. dated February 1, 2002
--------------------------------------------------------------------------------
  10.3        2003 Stock Option Plan
--------------------------------------------------------------------------------
  10.4 Management Advisory Services Agreement with Amber Tiger Holdings Corp. dated January 1, 2004
--------------------------------------------------------------------------------
  16.1        Letter from Parker & Co. dated December 3, 2003 (1)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                          EXHIBIT
--------------------------------------------------------------------------------
  21.1        Subsidiaries of Cirond Corporation
--------------------------------------------------------------------------------
  31.1        Rule 13a-14(a) Certification of Chief Executive Officer
--------------------------------------------------------------------------------
  31.2        Rule 13a-14(a) Certification of Chief Financial Officer
--------------------------------------------------------------------------------
  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
--------------------------------------------------------------------------------
  32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
--------------------------------------------------------------------------------
----------------

(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated November 25, 2003, filed December 5, 2003.
(2) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, filed April 29, 2002.

REPORTS ON FORM 8-K

         During the last quarter of the period covered by this report, we filed the following reports on Form 8-K:

---------------------------------------------------------------------------------------------------------------------
                          DATE REPORT WAS                                                               FINANCIAL
 DATE OF EVENT                FILED                             ITEMS REPORTED                     STATEMENTS FILED
---------------------------------------------------------------------------------------------------------------------
September 8, 2003        October 10, 2003       Item 4 - Changes in Registrant's Certifying         None required
                                                Accountant
---------------------------------------------------------------------------------------------------------------------
November 14, 2003        November 19, 2003      Item 4 - Changes in Registrant's Certifying         None required
                                                Accountant
---------------------------------------------------------------------------------------------------------------------
December 5, 2003         November 25, 2003      Item 1 - Changes in Control of Registrant; Item 2   Filed by
                                                - Acquisition or Disposition of Assets; Item 4 -    amendment to
                                                Changes in Registrant's Certifying Accountant;      this Form 8-K on
                                                Item 5 - Other Events and Regulation FD             April 19, 2004
                                                Disclosure; and Item 7 - Financial Statements and
                                                Exhibits
---------------------------------------------------------------------------------------------------------------------


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         For the fiscal years ended December 31, 2003 and 2002, our principal accountant is expected to bill approximately $30,000 and billed $32,300, respectively, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB filings.

AUDIT-RELATED FEES

         There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2003 and 2002.

TAX FEES

         For the fiscal years ended December 31, 2003 and 2002, our principal accountant is expected to bill approximately $20,000 and has billed $nil, respectively, for tax compliance, tax advice, and tax planning services.

ALL OTHER FEES

         There were no fees billed for services by our principal accountant, other than those disclosed above.

PRE-APPROVAL POLICIES AND PROCEDURES

         Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. The audit committee in accordance with our procedures approved all of the services described above.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CIROND CORPORATION



Date:   May 7, 2004                  By:  /s/ NICHOLAS R. MILLER
                                         ---------------------------------------
                                             Nicholas R. Miller, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                                    TITLE                              DATE



/s/ NICHOLAS MILLER                  Chief Executive Officer and Director          May 7, 2004
---------------------------------                                               ---------------------
Nicholas Miller


/s/ DAVID REDEKOP                                                                  May 7, 2004
---------------------------------     Chief Financial Officer (Principal        ---------------------
David Redekop                         Accounting Officer)


                  Consolidated Financial Statements of

                  CIROND CORPORATION (FORMERLY EXMAILIT.COM)

                  (A Development Stage Enterprise)

                  (Expressed in United States dollars)

                  Year ended December 31, 2003

KPMG

KPMG LLP
Chartered Accountants
300-1674 Bertram Street                                 Telephone (250) 979-7150
Kelowna BC V1Y 9G4                                      Telefax (250) 763-0044
Canada                                                  www.kpmg.ca



INDEPENDENT AUDITORS' REPORT


To the stockholders of Cirond Corporation (formerly eXmailit.com)



We have audited the accompanying consolidated balance sheets of Cirond Corporation (a Development Stage Enterprise) as of December 31, 2003 and 2002, and the related consolidated statements of loss, stockholders' deficiency and comprehensive loss and cash flows for the years then ended and the period from inception (March 7, 2001) to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Cirond Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended and for the period from inception (March 7, 2001) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2(a) to the consolidated financial statements, the Company has incurred losses since inception and has a working capital deficiency, factors that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in note 2(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ KPMG LLP



Chartered Accountants

Kelowna, Canada

March 19, 2004, except as to note 14 which is as of May 4, 2004



KPMG LLP, a Canadian limited liability partnership is the Canadian [unreadable]

CIROND CORPORATION (FORMERLY EXMAILIT.COM)

(A Development Stage Enterprise)
Consolidated Balance Sheets

(Expressed in United States dollars)

December 31, 2003 and 2002

===================================================================================================================
                                                                            2003                          2002
-------------------------------------------------------------------------------------------------------------------

ASSETS

Current assets:
     Cash                                                              $      86,066             $      60,135
     Amounts receivable, net of allowance of nil (2002 - $nil)                19,679                     3,513
     Prepaid expenses and deposits                                            12,492                       412
     --------------------------------------------------------------------------------------------------------------
                                                                             118,237                    64,060

Property, plant and equipment (note 4)                                        54,497                    19,634

Website development (note 5)                                                   9,512                    15,854

-------------------------------------------------------------------------------------------------------------------
                                                                       $     182,246             $      99,548
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable and accrued liabilities (note 6)                 $     165,522             $      94,521
     Consulting fees payable (note 7)                                        130,000                    65,000
     Loan payable (note 8)                                                    75,000                         -
     Deferred revenue                                                          6,884                         -
     Share subscriptions payable (note 9)                                    375,000                         -
     Due to stockholder (note 10)                                            171,576                   143,155
     --------------------------------------------------------------------------------------------------------------
                                                                             923,982                   302,676

Stockholders' deficiency:
     Capital stock:
            25,000,000  preferred shares, issuable in series, with a par value of $0.001 per share authorized, nil issued
           100,000,000  voting common shares, with $0.001 par value
                        authorized, 34,460,000 issued (December 31,
                        2002 - 14,740,250)                                    34,460                     1,474

     Additional paid-in capital                                              915,913                   298,898
     Deficit accumulated during the development stage                     (1,692,109)                 (503,500)
     --------------------------------------------------------------------------------------------------------------
                                                                            (741,736)                 (203,128)
Going concern (note 2(a))
Subsequent events (notes 8, 9 and 14)

-------------------------------------------------------------------------------------------------------------------
                                                                       $     182,246             $      99,548
===================================================================================================================

See accompanying notes to consolidated financial statements.

CIROND CORPORATION (FORMERLY EXMAILIT.COM)

(A Development Stage Enterprise)
Consolidated Statements of Loss

(Expressed in United States dollars)


===================================================================================================================
                                                       From inception
                                                       (March 7, 2001)         Year ended           Year ended
                                                      to December 31,        December 31,         December 31,
                                                                 2003                2003                 2002
-------------------------------------------------------------------------------------------------------------------
Revenue:
      Software licence fees                            $       27,649      $       27,649        $        -


Expenses:
     Advertising and promotion                                112,074              69,471               42,603
     Amortization                                              31,527              24,650                6,877
     Consulting fees (note 6)                                 370,013             255,945              114,068
     Foreign currency exchange loss                             5,914               2,408                3,506
     Interest                                                   1,978               1,867                  111
     Office and administrative                                 30,373              22,192                7,715
     Professional fees                                        152,986             100,071               47,915
     Research and development                                 656,324             404,886              251,438
     Salaries and benefits                                     98,894              98,894                 -
     Travel                                                   135,295             111,232               24,063
     --------------------------------------------------------------------------------------------------------------
                                                            1,595,378           1,091,616              498,296

-------------------------------------------------------------------------------------------------------------------
Loss before interest income                                (1,567,729)         (1,063,967)            (498,296)

Interest income                                                   267                   5                  262

-------------------------------------------------------------------------------------------------------------------
Loss                                                   $   (1,567,462)      $  (1,063,962)       $    (498,034)
===================================================================================================================

Weighted average number of common
   shares outstanding, basic and diluted                   17,452,927          18,722,082           16,931,366

Loss per share, basic and diluted                      $        (0.09)      $       (0.06)       $       (0.03)
===================================================================================================================

See accompanying notes to consolidated financial statements.

CIROND CORPORATION (FORMERLY EXMAILIT.COM)

(A Development Stage Enterprise)
Consolidated Statement of Stockholders' Deficiency and Comprehensive Loss

(Expressed in United States dollars)

From inception (March 7, 2001) to December 31, 2003


===================================================================================================================
                                                                                 Deficit
                                                                             accumulated                 Total
                                                             Additional       during the         stockholders'
                                            Common Stock        paid-in      development                equity
                                         Shares     Amount      capital            stage          (deficiency)
-------------------------------------------------------------------------------------------------------------------
Shares issued for cash
  on March 7, 2001                   16,540,312  $   1,654  $      (220)    $       -            $       1,434

Comprehensive loss:
  Loss                                     -          -            -              (5,466)               (5,466)
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001           16,540,312      1,654         (220)          (5,466)               (4,032)

Shares issued for cash from
   February 12 to March 25,
   2002 at $0.75 per share              459,688         46      298,892             -                  298,938

Comprehensive loss:
  Loss                                     -          -            -            (498,034)             (498,034)
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002           17,000,000      1,700      298,672         (503,500)             (203,128)

Shares held by Cirond
  stockholders and effect of
  recapitalization transaction
  (note 3)                           16,160,000          1         -            (124,647)             (124,646)

Promissory notes converted
  to shares at $0.50 per share
  (note 3)                            1,300,000        130      649,870             -                  650,000

Adjustment to capital stock to
  equal par value of Cirond
  capital stock                            -        32,629      (32,629)            -                     -

Comprehensive loss:
  Loss                                     -          -            -          (1,063,962)           (1,063,962)
-------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003           34,460,000  $  34,460  $   915,913     $ (1,692,109)        $    (741,736)

===================================================================================================================


See accompanying notes to consolidated financial statements.

CIROND CORPORATION (FORMERLY EXMAILIT.COM)

(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

(Expressed in United States dollars)

===================================================================================================================
                                                       From inception
                                                       (March 7, 2001)        Year ended,           Year ended
                                                      to December 31,        December 31,         December 31,
                                                                 2003                2003                 2002
-------------------------------------------------------------------------------------------------------------------

Cash provided by (used in):

Operations:
     Loss                                              $   (1,567,462)      $  (1,063,962)       $    (498,034)
     Item not involving cash:
         Amortization                                          31,527              24,650                6,877
     Changes in non-cash working capital:
         Amounts receivable                                   (19,679)            (16,166)              (3,513)
         Prepaid expenses and deposits                        (12,492)            (12,080)                (412)
         Accounts payable and accrued liabilities             164,328              69,807               89,055
         Consulting fees payable                              130,000              65,000               65,000
         Deferred revenue                                       6,884               6,884                    -
     --------------------------------------------------------------------------------------------------------------
                                                           (1,266,894)           (925,867)            (341,027)
Financing:
     Common shares issued for cash                            300,372                -                 298,938
     Promissory note proceeds                                 650,000             650,000                 -
     Share subscriptions proceeds                             375,000             375,000                 -
     Advances from stockholder                                171,576              28,421              143,155
     --------------------------------------------------------------------------------------------------------------
                                                            1,496,948           1,053,421              442,093

Investing:
     Expenditures on website development                      (19,025)                  -              (19,025)
     Expenditures on property, plant and equipment            (76,511)            (53,171)             (23,340)
     Advances to Cirond prior to recapitalization
       transaction (note 3)                                   (55,157)            (55,157)                -
     Cash acquired on recapitalization transaction
       (note 3)                                                 6,705               6,705                 -
     --------------------------------------------------------------------------------------------------------------
                                                             (143,988)           (101,623)             (42,365)

-------------------------------------------------------------------------------------------------------------------
Increase in cash                                               86,066              25,931               58,701

Cash, beginning of period                                        -                 60,135                1,434

-------------------------------------------------------------------------------------------------------------------
Cash, end of period                                    $       86,066       $      86,066        $      60,135
===================================================================================================================


Supplementary information:
  Interest paid                                        $         -          $        -           $        -
  Income taxes paid                                    $         -          $        -           $        -
===================================================================================================================

Non-cash financing and investing activities:
     Common shares issued upon conversion of
       promissory notes (note 3)                              650,000             650,000                 -
     Net liabilities assumed on recapitalization
       transaction (note 3)                                    76,194              76,194                 -
===================================================================================================================

See accompanying notes to consolidated financial statements.

CIROND CORPORATION (FORMERLY EXMAILIT.COM)

(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2003 and 2002

================================================================================

1.   OPERATIONS:

     Cirond Corporation (the "Company" and "Cirond") is incorporated under the laws of the State of Nevada. The Company's principle business activities include the development and marketing of solutions for wireless networking designed to enhance the usability, performance, and security of 802.11b and 802.11a (WiFi) Wireless Local Area Networks (WLAN). The Company is primarily targeting enterprises and institutional customers requiring the use of wireless networks. To December 31, 2003, the Company has not generated significant revenues and is continuing to develop its business model. Accordingly, the Company is in the development stage for financial reporting purposes.

2.   SIGNIFICANT ACCOUNTING POLICIES

     a)  Going concern

     These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business for the foreseeable future. As shown in the consolidated financial statements, the Company has incurred a loss of $1,567,462 for the period from inception (March 7, 2001) to December 31, 2003, and has a working capital deficiency of $805,745 at December 31, 2003. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

     The  application  of the  going  concern  concept  is  dependent  upon  the
     Company's ability to receive continued financial support from its creditors, stockholders and external investors and attaining profitable operations through the sale of its software. These consolidated financial statements do not give effect to any adjustment should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements. Management plans to obtain equity and debt financing from external investors and to actively market its wireless technology applications.

     Management believes the plan described above will be sufficient to meet the Company's liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management's plan will be successful. Failure to obtain the support of additional external investors to finance the development and marketing of the Company's wireless technology applications will cause the Company to curtail operations and impair the Company's ability to continue as a going concern.

CIROND CORPORATION (FORMERLY EXMAILIT.COM)

(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2003 and 2002

================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     b)  Basis of consolidation

         These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries Cirond Networks Inc. and Cirond Networks (Canada) Inc. All material intercompany balances and transactions have been eliminated.

         Effective November 25, 2003, the Company issued 17,000,000 common shares in consideration for 100% of the outstanding common shares of Cirond Networks, Inc. ("CNI"). As CNI stockholders obtained control of the Company through the exchange of shares, the acquisition of CNI has been accounted for in these consolidated financial statements as a recapitalization transaction, effectively as if CNI had issued shares for consideration equal to the net tangible assets of Cirond followed by a recapitalization of its common shares (note 3).

         On November 25, 2003, the name of the Company was changed from eXmailit.com to Cirond Corporation.

         The consolidated statements of loss, stockholders' deficiency and comprehensive loss and cash flows reflect the results of operations and changes in financial position of CNI, for the period from its incorporation on March 7, 2001 to December 31, 2003, combined with those of the legal parent, Cirond, from November 25, 2003, the date of the recapitalization, in accordance with accounting principles generally accepted in the United States of America.

     c)  Property, plant and equipment

         Property, plant and equipment, consisting of computer hardware and software and office equipment, are recorded at cost. The Company monitors the recoverability of property, plant and equipment based on estimates using factors such as expected future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the related assets or be realized on sale. The Company recognizes an impairment loss if the projected undiscounted future cash flows are less than the carrying amount. The amount of the impairment charge, if any, is measured equal to the excess of the carrying value over the expected future cash flows discounted using the Company's average cost of funds. To date no such impairment has been indicated. Amortization is provided on a straight-line basis at the following annual rates which are intended to amortize the cost of assets over their estimated useful life:

         =======================================================================
                                                                            Rate
         -----------------------------------------------------------------------

         Computer hardware                                                   33%
         Computer software                                                   50%
         Furniture and equipment                                             20%
         =======================================================================

CIROND CORPORATION (FORMERLY EXMAILIT.COM)

(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2003 and 2002

================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     d)  Website development

         Website development costs incurred in the planning stage are expensed as incurred. The costs of application and infrastructure development incurred subsequent to the preliminary project stage, that have received management approval for further development, are capitalized and amortized on the straight-line method over their estimated useful life (estimated to be three years). Once the website is developed, operating costs are expensed as incurred.

     e)  Revenue recognition

         In accordance with the provisions of the American Institute of Certified Public Accountant's Statement of Position 97-2 "Software Revenue Recognition", revenue from one-time software license sales is generally recognized once delivery has occurred, evidence of an arrangement exists, the fee is fixed and determined and collection of the fee is probable, provided there are no significant vendor obligations remaining. For multiple element arrangements, where Vendor Specific Objective Evidence ("VSOE") of fair value is available for all elements, the contract value is allocated to each element proportionately based upon relative VSOE of fair value and revenue is recognized separately for each element. Where VSOE of fair value is available for all undelivered elements, the residual method is used to value the delivered elements. Where VSOE of fair value is not available for an undelivered element, contract accounting is used to account for the entire contract value.

     f)  Income taxes

         The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         When it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided for the excess.

         The Company has consolidated non-capital losses available to reduce future years' taxable income of approximately $1,600,000, expiring in the 2008 - 2010 taxation years. No amount has been reflected on the consolidated balance sheet for deferred income taxes as any deferred income tax asset has been fully offset by a valuation allowance.

CIROND CORPORATION (FORMERLY EXMAILIT.COM)

(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2003 and 2002

================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     g)  Loss per share

         Basic loss per share has been calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Income available to common shareholders is after deduction for dividends declared and cumulative dividends on preferred shares, if any. As the Company has a net loss in each of the periods presented, basic and diluted loss per share are the same.

     h)  Stock option plan

         During the year ended December 31, 2003, the Board of Directors approved a stock option plan whereby employees, officers, consultants and directors of the Company could be granted options to subscribe for common stock of the Company up to a maximum of 1,616,000 common shares, adjusted quarterly to a number equal to the greater of 1,616,000 and 10% of the Company's outstanding common shares. The exercise price, vesting period and exercise period of options granted pursuant to the plan are determined by the Board of Directors at the time of grant; however the exercise price shall be not less than 85% of the fair market value of the Company's common stock at the date of grant, and have an exercise period not to exceed 10 years. No options have been granted pursuant to the plan to date.

     i)  Translation of financial statements

         The Company's functional currency is the United States dollar. The Company's subsidiary, Cirond Networks (Canada) Inc. operates in Canada and incurs the majority of its expenses in Canadian dollars, however the United States dollar has been determined to be its functional currency, as it is entirely reliant upon the Company to fund its operations. Accordingly the method of translation of Canadian dollar balances into the United States dollar is as follows:


         i) Monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date.

         ii) Non-monetary assets and liabilities are translated at the rate of exchange in effect at the date the transaction occurred.

         iii) Revenues and expenses are translated at the exchange rate in effect at the transaction date.

         iv) The net adjustment arising from the translation is included in the consolidated statement of loss.

CIROND CORPORATION (FORMERLY EXMAILIT.COM)

(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2003 and 2002

================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     j)  Recent accounting pronouncements

         In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement 146 requires
         companies  to  recognize   costs   associated  with  exit  or  disposal
         activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 supersedes accounting guidance previously provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize and record an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The disclosure provisions are effective for periods ending after December 15, 2002. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of this interpretation did not have a material effect on the Company's financial position or results of operations.

         During January 2003, the FASB issued, and subsequently revised, its Interpretation No. 46, Consolidation of Variable Interest Entities. The interpretation addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company will be required to apply the consolidation provisions of the interpretation as of the beginning of its second quarter of fiscal 2004. Implementation of Interpretation No. 46, as revised, is not expected to have a material effect on the Company's financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

CIROND CORPORATION (FORMERLY EXMAILIT.COM)

(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2003 and 2002

================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     k)  Use of estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

3.   RECAPITALIZATION TRANSACTION:

     Effective November 25, 2003, CNI and Cirond executed an amended share exchange agreement. At November 25, 2003, Cirond was a shell company without substantive operations. Just prior to the share exchange, Cirond effected a 16:1 forward stock split followed by a cancellation of 47,840,000 common shares reducing the total outstanding common shares of the Company to 16,160,000. The Company then issued 17,000,000 common shares to the stockholders of CNI in consideration for all of the issued and outstanding common shares of CNI. As the former stockholders of CNI
     obtained   control  of  the  Company  through  the  share  exchange,   this
     transaction has been accounted for in these financial statements as a recapitalization transaction. Under recapitalization accounting, CNI is considered to have issued common shares for consideration equal to the net monetary assets of Cirond with the results of Cirond operations included in the consolidated financial statements from the date of recapitalization.

     Net deficiency assumed:
       Cash                                                       $       6,705
       Accounts payable and accrued liabilities                          (1,194)
       Loan payable                                                     (75,000)
       Advances from CNI prior to recapitalization transaction          (55,157)
     ---------------------------------------------------------------------------
                                                                       (124,646)
     ===========================================================================

     Consideration given for net deficiency assumed:
       17,000,000 common shares issued                                        1
       Charge to deficit                                               (124,647)
     ---------------------------------------------------------------------------
                                                                  $    (124,646)
     ===========================================================================

     Immediately subsequent to the recapitalization transaction, the Company issued 1,300,000 common shares in exchange for $650,000 of promissory notes in CNI.

CIROND CORPORATION (FORMERLY EXMAILIT.COM)

(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2003 and 2002

================================================================================


4.   PROPERTY, PLANT AND EQUIPMENT:

     ===========================================================================================================
     2003                                                             Cost        Accumulated          Net book
                                                                                 amortization             value
     -----------------------------------------------------------------------------------------------------------

     Computer hardware                                   $          41,892  $          10,127  $         31,765
     Computer software                                               9,233              6,457             2,776
     Furniture and equipment                                        25,386              5,430            19,956
     -----------------------------------------------------------------------------------------------------------
                                                         $          76,511  $          22,014  $         54,497
     ===========================================================================================================


     ===========================================================================================================
     2002                                                             Cost        Accumulated          Net book
                                                                                 amortization             value
     -----------------------------------------------------------------------------------------------------------

     Computer hardware                                   $          13,310  $           2,218  $         11,092
     Computer software                                               3,235                808             2,427
     Furniture and equipment                                         6,795                680             6,115
     -----------------------------------------------------------------------------------------------------------
                                                         $          23,340  $           3,706  $         19,634
     ===========================================================================================================

5.   WEBSITE DEVELOPMENT:

     ===========================================================================================================
     2003                                                             Cost        Accumulated          Net book
                                                                                 amortization             value
     -----------------------------------------------------------------------------------------------------------

     Website development costs                           $          19,025              9,513  $          9,512

     ===========================================================================================================



     -----------------------------------------------------------------------------------------------------------
     2002                                                             Cost        Accumulated          Net book
                                                                                 amortization             value
     -----------------------------------------------------------------------------------------------------------

     Website development costs                           $          19,025              3,171  $         15,854

     -----------------------------------------------------------------------------------------------------------

6.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Included in accounts payable and accrued liabilities at December 31, 2003 is $50,776 that is currently being disputed by management with a supplier.

CIROND CORPORATION (FORMERLY EXMAILIT.COM)

(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2003 and 2002

================================================================================


7.   RELATED PARTY TRANSACTIONS:

     During the year ended December 31, 2003, the Company incurred consulting fees from a company controlled by the president totaling $120,000 (2002 - $110,000). At December 31, 2003, $40,000 (2002 - $10,000) of these consulting fees were included in consulting fees payable.

     The amounts were not subject to a written agreement but were incurred in the normal course of operations and are recorded at the exchange amount, which is the amount established and agreed to by the related parties.

8.   LOAN PAYABLE:

     The loan payable does not bear interest, is unsecured, has no fixed terms of repayment and is not subject to a written agreement. On March 1, 2004, the Company repaid the loan payable.

9.   SHARE SUBSCRIPTIONS PAYABLE:

     During the year ended December 31, 2003, the Company received subscriptions for 750,000 common shares at $0.50 per share for aggregate cash proceeds of $375,000. The common shares were issued subsequent to December 31, 2003.

10.  DUE TO STOCKHOLDER:

     Due to stockholder is unsecured, non-interest bearing and has no fixed terms of repayment.

11.  COMMITMENTS:

     On May 1, 2003, the Company entered an operating lease for office premises that requires the following annual minimum lease payments:

     ---------------------------------------------------------------------------
     2004                                                      $         21,893
     2005                                                      $         24,158
     2006                                                      $          8,305
     ---------------------------------------------------------------------------


12.  FINANCIAL INSTRUMENTS:

     The fair values of cash, amounts receivable, accounts payable and accrued liabilities, consulting fees payable, loan payable and share subscriptions payable approximate their carrying values due to the relatively short periods to maturity of these instruments. It is not practical to determine the fair value for due to stockholder due to the related party nature of the amount and the absence of a trading market for such financial instruments. The maximum credit risk exposure for all financial assets is the carrying amount of that asset.

CIROND CORPORATION (FORMERLY EXMAILIT.COM)

(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2003 and 2002

================================================================================


13.  COMPARATIVE FIGURES:

     Certain of the comparative figures have been reclassified to conform with the financial presentation adopted for the current year.

14.  SUBSEQUENT EVENTS:

     a) On March 26, 2004, the Company received a subscription for 4,000,000 common shares and common share purchase warrants for aggregate cash proceeds of $2 million. Subsequent to March 26, 2004, the subscriber retracted their share subscription. On May 4, 2004, the Company returned $1.5 million to the subscriber. $100,000 of the remaining $500,000 will be returned once a finders fee of $100,000 is refunded to the Company. The remaining share subscription of $400,000 was converted into a demand loan which is due September 30, 2004, is unsecured and bears interest at 5%. The demand loan is not subject to a written agreement.

     b) Subsequent to December 31, 2003, the Company issued a perpetual license for the use of its source code for its existing software products to a third party in exchange for cash proceeds of $700,000. In conjunction with this agreement, the Company will provide support and maintenance services for a one year term for cash proceeds of $100,000. The annual support and maintenance services are renewable, at the option of the customer, at $100,000.