Form 10QSB
period 2004-03-31
CIROND CORP
filed 2004-05-21
CIK 1132810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  MARCH 31, 2004

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT
         For the transition period from ________________ to _______________

                         Commission file number 0-49763

                               CIROND CORPORATION
        (Exact name of small business issuer as specified in its charter)

               NEVADA                                  88-0469593
   (State or other jurisdiction of                   (IRS Employer
    incorporation or organization)                 Identification No.)

    4185 STILL CREEK DRIVE #B-101, BURNABY, BRITISH COLUMBIA, CANADA V5C 6G9
                    (Address of principal executive offices)

                                 (604) 205-5039
                           (Issuer's telephone number)

                                 NOT APPLICABLE
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes      No  X
                                                              ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     35,210,000 shares of Common Stock, $0.001 par value, as of May 19, 2004

   Transitional Small Business Disclosure Format (check one):   Yes    No  X
                                                                   ---   ----

                  Consolidated Interim Financial Statements of

                  CIROND CORPORATION (FORMERLY EXMAILIT.COM)

                  (A Development Stage Enterprise)

                  (Expressed in United States dollars)

                  Three-months ended March 31, 2004

CIROND CORPORATION (FORMERLY EXMAILIT.COM)
(A Development Stage Enterprise)
Consolidated Balance Sheets

(Expressed in United States dollars)

March 31, 2004 and December 31 2003

==============================================================================================================
                                                                      March 31, 2004         December 31, 2003
                                                                        (unaudited)
--------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash                                                             $   2,292,203             $      86,066
     Amounts receivable, net of allowance of nil (2003 - $nil)               16,246                    19,679
     Prepaid expenses and deposits                                           12,347                    12,492
     ---------------------------------------------------------------------------------------------------------
                                                                          2,320,796                   118,237

Property, plant and equipment                                                69,325                    54,497

Website development                                                           8,720                     9,512

--------------------------------------------------------------------------------------------------------------
                                                                      $   2,398,841             $     182,246
==============================================================================================================

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current liabilities:
     Accounts payable and accrued liabilities (note 3)                $      83,678             $     165,522
     Consulting fees payable (note 4)                                       130,000                   130,000
     Loan payable                                                                 -                    75,000
     Deferred revenue                                                        80,874                     6,884
     Share subscriptions payable (note 5)                                 2,000,000                   375,000
     Due to stockholder                                                     171,576                   171,576
     ---------------------------------------------------------------------------------------------------------
                                                                          2,466,128                   923,982

Stockholder's deficiency:
     Capital stock:
          25,000,000  preferred shares, issuable in series, with a
                      par value of $0.001 per share authorized,
                      nil issued
         100,000,000  voting common shares, with $0.001 par value
                      authorized, 35,210,000 issued
                      (December 31, 2003 - 34,460,000)                       35,210                    34,460

     Additional paid-in capital                                           1,290,163                   915,913
     Deficit accumulated during the development stage                    (1,392,660)               (1,692,109)
     ---------------------------------------------------------------------------------------------------------
                                                                            (67,287)                 (741,736)
Going concern (note 2(a))
Subsequent event (note 5)
Commitments (note 7)

--------------------------------------------------------------------------------------------------------------
                                                                      $   2,398,841             $     182,246
==============================================================================================================

See accompanying notes to consolidated interim financial statements.

CIROND CORPORATION (FORMERLY EXMAILIT.COM)

(A Development Stage Enterprise)
Consolidated Statements of Operations

(Expressed in United States dollars)
(Unaudited)

===============================================================================================================
                                                       From inception        Three months         Three months
                                                      (March 7, 2001)               ended                ended
                                                         to March 31,           March 31,            March 31,
                                                                 2004                2004                 2003
---------------------------------------------------------------------------------------------------------------
Revenue:
     Sales (note 6)                                    $     782,224       $     754,575        $           -


Expenses:
     Advertising and promotion                               151,811              39,737               24,119
     Amortization                                             35,560               4,033                2,152
     Consulting fees (note 4)                                448,912              78,899               45,209
     Foreign currency loss (gain)                              7,699               1,785               (5,375)
     Interest                                                  2,295                 317                  109
     Office and administrative                                52,366              21,993                2,066
     Professional fees                                       186,646              33,660               10,209
     Research and development                                818,061             161,737               80,758
     Salaries and benefits                                   153,537              54,643                8,509
     Travel                                                  194,362              59,067               23,108
     ----------------------------------------------------------------------------------------------------------
                                                           2,051,249             455,871              190,864

---------------------------------------------------------------------------------------------------------------
Income (loss) before interest income                      (1,269,025)            298,704             (190,864)

Interest income                                                1,012                 745                    4

---------------------------------------------------------------------------------------------------------------
Net income (loss)                                      $  (1,268,013)      $     299,449        $    (190,860)
===============================================================================================================

Weighted average number of common
   shares outstanding, basic and diluted                  18,834,752          34,460,000           17,000,000

Net income (loss) per share, basic and diluted         $       (0.07)      $        0.01        $       (0.01)
===============================================================================================================

See accompanying notes to consolidated interim financial statements.

CIROND CORPORATION (FORMERLY EXMAILIT.COM)

(A Development Stage Enterprise)
Consolidated Statement of Stockholder's Deficiency and Comprehensive Income
(Loss)

(Expressed in United States dollars)

From inception  (March 7, 2001) to March 31, 2004
(Unaudited)


=========================================================================================================================
                                                                                           Deficit
                                                                                       accumulated                 Total
                                                                     Additional         during the         stockholder's
                                                Common Stock            paid-in        development                equity
                                            Shares       Amount         capital              stage          (deficiency)
-------------------------------------------------------------------------------------------------------------------------
Shares issued for cash                  16,540,312    $   1,654     $      (220)      $          -         $       1,434
  on March 7, 2001

Comprehensive loss:
  Loss                                           -            -               -             (5,466)               (5,466)
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001              16,540,312        1,654            (220)            (5,466)               (4,032)

Shares issued for cash from
   February 12 to March 25, 2002
   at $0.75 per share                      459,688           46         298,892                  -               298,938

Comprehensive loss:
  Loss                                           -            -               -           (498,034)             (498,034)
-------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002              17,000,000        1,700         298,672           (503,500)             (203,128)

Shares held by Cirond
  stockholders and effect of
  recapitalization transaction          16,160,000            1               -           (124,647)             (124,646)

Promissory notes converted
  to shares at $0.50 per share           1,300,000          130         649,870                  -               650,000

Adjustment to capital stock to
  equal par value of Cirond
  capital stock                                  -       32,629         (32,629)                 -                     -

Comprehensive loss:
  Loss                                           -            -               -         (1,063,962)           (1,063,962)
-------------------------------------------------------------------------------------------------------------------------

Balance,
  December 31, 2003                     34,460,000    $  34,460     $   915,913       $ (1,692,109)        $    (741,736)

Common shares issued for
   share subscriptions at $0.50
   per share                               750,000          750         374,250                  -               375,000

Comprehensive income:
  Net income                                     -            -               -            299,449               299,449

-------------------------------------------------------------------------------------------------------------------------
Balance,
  March 31, 2004                        35,210,000    $  35,210     $ 1,290,163       $ (1,392,660)        $     (67,287)
=========================================================================================================================


See accompanying notes to consolidated interim financial statements.

CIROND CORPORATION (FORMERLY EXMAILIT.COM)

(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

(Expressed in United States dollars)
(Unaudited)

==================================================================================================================
                                                          From inception        Three months         Three months
                                                          (March 7, 2001)             ended,                ended
                                                            to March 31,           March 31,            March 31,
                                                                    2004                2004                 2003
------------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
     Net income (loss)                                    $   (1,268,013)      $     299,449        $    (190,860)
     Item not involving cash:
         Amortization                                             35,560               4,033                2,152
     Changes in non-cash working capital:
         Amounts receivable                                      (16,246)              3,433               (1,712)
         Prepaid expenses and deposits                           (12,347)                145              (10,810)
         Accounts payable and accrued liabilities                 82,484             (81,844)             (18,931)
         Consulting fees payable                                 130,000                   -              (45,000)
         Deferred revenue                                         80,874              73,990                    -
     -------------------------------------------------------------------------------------------------------------
                                                                (967,688)            299,206             (265,161)
Financing:
     Common shares issued for cash                               675,372                   -                    -
     Promissory note proceeds                                    650,000                   -                    -
     Share subscriptions proceeds                              2,000,000           2,000,000              200,000
     Loan payable                                                (75,000)            (75,000)                   -
     Advances from stockholder                                   171,576                   -               48,971
     -------------------------------------------------------------------------------------------------------------
                                                               3,421,948           1,925,000              248,971

Investing:
     Expenditures on website development                         (19,025)                  -                    -
     Expenditures on property, plant and equipment               (94,580)            (18,069)             (11,887)
     Advances to Cirond prior to recapitalization
        transaction                                              (55,157)                  -                    -
     Cash acquired on recapitalization transaction                 6,705                   -                    -
     -------------------------------------------------------------------------------------------------------------
                                                                (162,057)            (18,069)             (11,887)

------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                    2,292,203           2,206,137              (28,077)

Cash, beginning of period                                              -              86,066               60,135

------------------------------------------------------------------------------------------------------------------
Cash, end of period                                       $    2,292,203       $   2,292,203        $      32,058
==================================================================================================================


Supplementary information:
  Interest paid                                           $            -       $           -        $           -
  Income taxes paid                                       $            -       $           -        $           -
==================================================================================================================

Non-cash financing and investing activities:
  Common shares issued for share subscriptions
     proceeds received in previous period                 $      375,000       $     375,000                    -
  Common shares issued upon conversion of
    promissory notes                                      $      650,000                   -                    -
  Net liabilities assumed on recapitalization
    Transaction                                           $       76,194                   -                    -

==================================================================================================================

See accompanying notes to consolidated interim financial statements.

CIROND CORPORATION (FORMERLY EXMAILIT.COM)

(A Development Stage Enterprise)
Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Three months ended March 31, 2004
(Unaudited)

================================================================================

1.   OPERATIONS:

     Cirond Corporation (the "Company") is incorporated under the laws of the State of Nevada. The Company's principle business activities include the development and marketing of solutions for wireless networking designed to enhance the usability, performance, and security of 802.11b and 802.11a
     (WiFi) Wireless Local Area Networks (WLAN). The Company is primarily targeting enterprises and institutional customers requiring the use of wireless networks. To March 31, 2004, the Company has not generated significant recurring product sales and is continuing to develop its business model. Accordingly, the Company is in the development stage for financial reporting purposes.

2.   SIGNIFICANT ACCOUNTING POLICIES

     a)  Going concern

         These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business for the foreseeable future. As shown in the unaudited financial statements, the Company has a loss of $1,268,013 for the period from inception (March 7, 2001) to March 31, 2004, and has a working capital deficiency of $145,332 at March 31, 2004. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

CIROND CORPORATION (FORMERLY EXMAILIT.COM)

(A Development Stage Enterprise)
Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Three months ended March 31, 2004
(Unaudited)
================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     b)  Basis of presentation

         The information included in the accompanying consolidated interim financial statements is unaudited and should be read in conjunction with the annual audited consolidated financial statements and notes thereto contained in the Company's Report on Form 10-KSB for the fiscal year ended December 31, 2003. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

3.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Included in accounts payable and accrued liabilities at March 31, 2004 is $50,776 (December 31, 2003 - $50,776) that is currently being disputed by management with the supplier.

4.   RELATED PARTY TRANSACTIONS:

     During the three months ended March 31, 2004, the Company incurred consulting fees from a company controlled by the president totaling $45,000 (2003 - $30,000). At March 31, 2004, $40,000 (2003 - $40,000) of these consulting fees were included in consulting fees payable.

     The amounts were not subject to a written agreement but were incurred in the normal course of operations and are recorded at the exchange amount, which is the amount established and agreed to by the related parties.

5.   SHARE SUBSCRIPTIONS PAYABLE:

     During the three months ended March 31, 2004, the Company received a subscription for 4,000,000 common shares and common share purchase warrants for aggregate cash proceeds of $2 million. The subscriber was granted common share purchase warrants as follows:

     ===========================================================================
     Number of common shares     Exercise price                      Expiry date
     ---------------------------------------------------------------------------

     1,000,000                    $      0.50                     April 19, 2005
     1,000,000                    $      0.75                     April 19, 2005
     1,000,000                    $      1.00                     April 19, 2006
     1,000,000                    $      1.25                     April 19, 2006

     Subsequent to March 31, 2004, the subscriber retracted their share subscription and the Company returned $1.5 million of the $2 million share subscription to the subscriber. The remaining share subscription of $500,000 was converted into a demand loan, which matures on September 30, 2004, is unsecured and bears interest at 5% per annum. The demand loan is not subject to a written agreement. $100,000 of the remaining $500,000 will be returned once a finder's fee of $100,000, paid in conjunction with the subscription, is refunded to the Company. $50,000 of the finder's fee was recovered and applied against the loan subsequent to March 31, 2004.

CIROND CORPORATION (FORMERLY EXMAILIT.COM)

(A Development Stage Enterprise)
Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Three months ended March 31, 2004

(Unaudited)
================================================================================


6.   REVENUE:

     During the three months ended March 31, 2004, the Company issued a perpetual license for the use of its source code for its existing software products to a third party in exchange for cash proceeds of $700,000. In conjunction with this agreement, the Company will provide support and maintenance services for a one year term for cash proceeds of $100,000. Support and maintenance services are renewable, at the option of the customer, at $100,000 per annum.

7.   COMMITMENTS:

     On May 1, 2003, the Company entered an operating lease for office premises that requires the following annual minimum lease payments:

     ===========================================================================
     2004                                                       $         21,893
     2005                                                       $         24,158
     2006                                                       $          8,305
     ===========================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         On November 25, 2003, pursuant to a Stock Exchange Agreement (the "Stock Exchange Agreement") with Seaside Holdings Inc. (f/k/a Cirond Technologies Inc.), a Colorado corporation ("CTI"), as amended by the First Amendment to the Stock Exchange Agreement dated November 13, 2003 (the "First Amendment") (the Exchange Agreement and the First Amendment and collectively referred to herein as the "Agreement"), we acquired all of the issued and outstanding capital stock of CTI's wholly owned subsidiary, Cirond Networks Inc., a Nevada corporation ("CNI"), in exchange for 17,000,000 post-Forward Split shares of our common stock. As a result of this share exchange, CTI owned approximately 51.2% (not taking into account the issuance of 750,000 shares of our common stock in a private placement, the certificates for which were issued subsequent to December 31, 2003, or 1,300,000 shares of common stock issued for the CNI Indebtedness described below) of our issued and outstanding shares. In addition, pursuant to the terms of the Agreement, we issued an aggregate of 1,300,000 post-Forward Split shares of our common stock in exchange for $650,000 in indebtedness of CNI (the "CNI Indebtedness"), which was held by Cirond Venture Partners Inc., Stumdell Limited, and Steven Velardi.

         As a result of the Agreement, effective November 25, 2003, CNI became our wholly-owned subsidiary. We changed our name to Cirond Corporation as of October 14, 2003.

         For accounting purposes, the acquisition of CNI has been accounted for as a recapitalization transaction. Under recapitalization accounting, CNI is considered to have issued shares for consideration equal to our net monetary assets with the results of our operations included in the consolidated financial statements from the date of recapitalization on November 25, 2003.

GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern. We had net income of $299,449 for the three months ended March 31, 2004; however, at March 31, 2004, we had an accumulated deficit of $1,392,660 and a working capital deficit of $145,332. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

        CNI entered into a non-exclusive Source Code Licensing Agreement with a third party on January 21, 2004, which included an annual support fee renewable at the option of the licensee. The details of the agreement are confidential. As a result of the Agreement, our revenues increased significantly during the first quarter of 2004 from the recording of the licensing fee and approximately three months of the annual support fee. Almost all of the increase in revenue is attributable to this agreement. All of the payments due to us under this agreement were paid at the time of the contract and, at this time, we do not anticipate any further payments; however, we will record $8,333 of the fees received as revenue each month for the nine months from April 2004 to December 2004 relating to the support services performed.

         On March 29, 2004, we received $2,000,000 in funds from a private investor in connection with a private placement offering. Subsequent to March 31, 2004, we agreed with the investor to restructure the investment and to return $1,500,000 to the investor. The remaining $500,000 was restructured as a loan to us repayable at our discretion and bearing interest at 5% per annum. In connection with the private placement, we paid a $100,000 finder's fee. As of May 20, 2004, we had recovered $50,000 of the finder's fee, which we repaid to the investor to reduce the outstanding principal balance on the loan. We anticipate recovering the remainder of the finder's fee and intend to apply the $50,000 to the outstanding loan balance at the time of receipt. We anticipate repayment of the remaining $400,000 of the loan by September 30, 2004 using funds from future financings.

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

         BASIS OF CONSOLIDATION. Effective November 25, 2003, we issued 17,000,000 common shares in consideration for 100% of the outstanding common shares of CNI. As CNI stockholders obtained control of Cirond Corporation through the exchange of shares, the acquisition of CNI has been accounted for in the consolidated financial statements as a recapitalization transaction, effectively as if CNI had issued shares for consideration equal to our net monetary assets followed by a recapitalization of CNI's common shares. On November 25, 2003, our name was changed from eXmailit.com to Cirond Corporation. The consolidated statements of loss, stockholders' deficiency and comprehensive loss and cash flows reflect the results of operations and changes in financial position of CNI, for the period from its incorporation on March 7, 2001 to March 31, 2004, combined with those of the legal parent, Cirond Corporation, from November 25, 2003, the date of the recapitalization, in accordance with accounting principles generally accepted in the United States of America.

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

RESULTS OF OPERATIONS

         Revenues from operations increased from $nil for the three month period ended March 31, 2003 to $754,575 for the three month period ended March 31, 2004. Revenue was derived principally from the Source Code Licensing agreement described above which closed in the first quarter of 2004. We also received revenue from sales of our WiNc and pocketWiNc software products. Sales of our WiNc Manager wireless network management and security solution also started in the first quarter of 2004. Our revenues increased significantly during the first quarter of 2004 compared to the first quarter of 2003; however, almost all of the increase is attributable to the Source Code Licensing Agreement. All of the payments due to us under this agreement were paid at the time of the contract and, at this time, we do not anticipate any further payments; however, we will record a portion of the fees received as revenue each month for the 12 months from January 2004 to December 2004 relating to the support fees earned in connection with this agreement. In addition, management also expects greater contributions to revenue from licensing our network security products in 2004, as development of the Air Patrol Enterprise and Air Patrol Mobile products are reaching completion in the second quarter of 2004. Management is also seeking to enter into other license agreements for our technology during the next 12 months; however, there are no assurances that we will be successful in entering into any such agreements.

         As of March 31, 2004, we had significantly more cash than at December 31, 2003, as the result of the Company receiving $2 million on March 29, 2004 from a private investor. As of March 31, 2004, the investment had been accounted for as a subscription payable. Subsequent to the end of the quarter, the investment was restructured, as disclosed above.

         Receivables of approximately $16,246 consisted of tax refunds owed to our Canadian subsidiary and March sales of our software through esellerate.net that were remitted to the Company subsequent to March 31, 2004. As the refunds are owed by the Canadian government, management is of the opinion that there are no foreseeable difficulties in recovering the amount. The receivable at year end December 31, 2003 of $19,679 was collected in the first quarter of 2004, which resulted in the reduction in accounts receivable.

         Prepaid expenses consisted of three months of prepaid rent, which was paid upon signing of the lease on our office space in Burnaby, B.C. Canada.

         Property plant and equipment consisted of hardware equipment purchased from independent suppliers in North America for the development of our products.

         Consulting fees payable consisted of payables owed to two of our officers, Nicholas Miller and Mitchell Burton. There was no change to the consulting fees payable to the officers during the three months ended March 31, 2004.

         Deferred Revenue consisted almost entirely of revenue derived from the fact that we are recording a portion of the fees received from the Source Code Licensing Agreement as revenue each month for the 12 months from January 2004 to December 2004 relating to the support fees paid in connection with this agreement.

         Accounts payable and loan payable were lower at March 31, 2004, compared to December 31, 2003, due to the cash received from the source code licensing transaction and from the $2 million investment transaction (discussed above). As cash at the end of the quarter was higher than at the year end, the decision was made to reduce various outstanding payables to various parties.

         Share subscriptions payable consisted of $2,000,000 that was received by us prior to the end of the quarter. As discussed above, subsequent to the end of the quarter, the investment was restructured.

         Research and development costs, consisting of certain consulting fees, rent and salaries and benefits, increased $80,979 in the first quarter of 2004 over 2003 as we did not enter our main development phase until the latter stages of 2003. The development phase continued into the first quarter of 2004, aggressively hiring programmers and leasing space for the purpose of completing development of our WiNc Manager product.

         Advertising and promotion was $15,618 higher, and travel was $35,959 higher in the first quarter of 2004 over 2003 as we continued to market our products at trade shows and through meetings with value-added resellers more aggressively than in the first quarter of 2003.

         Finally, professional fees continued to be $23,451 higher owing to the completion of the reverse take over transaction and regulatory costs associated with this event still being incurred in the first quarter 2004. As of May 19, 2004, approximately $50,776 of professional fees charged to the Company related to the reverse take-over still remains in dispute.

         The increase of costs and expenses (including the increases in consulting fees, salaries and benefits, and office and administrative expenses) in comparison with the previous corresponding quarter generally reflected the expansion of our business scope and the increase of staff and research and development costs as well as increased marketing expenses.

         For the three month period ended March 31, 2004, consulting fees increased $33,690 over the similar period in 2003, due to the hiring of two consultants for communications and business development purposes. The hiring of the consultants occurred after March 31 2003. Office and administration costs increased $19,927 in the three month period ended March 31 2004, compared to March 31, 2003, as we moved into our newer and larger office space. Employee levels were also higher in first quarter 2004, compared to the first quarter of 2003. Finally, salaries and benefits increased $46,134 as sales and support staff were brought on board in the period subsequent to March 31, 2003. The salaries for these employees are not considered research and development and therefore are classified and presented separately under salaries and benefits in the statement of operations.

         Despite these events, and primarily as a result of our source code licensing agreement which was entered into during the first quarter of 2004, the first quarter was profitable. Expenses are expected to stay at levels on par with the first quarter of 2004 until we have completed significant financings in 2004 that will support increasing staffing levels in research and development and sales and marketing.

         No cash dividends were declared during the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

         As at March 31, 2004, we had cash of $2,292,203 and a working capital deficiency of $145,332.

         During the three month period ended March 31, 2004, the net cash supplied by operating activities was $299,206. In order to proceed with business development and normal operations, net cash used in investing activities was $18,069. We were able to meet our cash requirements in the first quarter of 2004 as a result of the cash received in connection with the source code licensing transaction, which closed in the first quarter.

         As disclosed above, on March 29, 2004, we received funds from a private investor in connection with a private placement which, subsequent to March 31, 2004, was restructured resulting in a return of $1,500,000 to the investor and a loan to us of $500,000. With the result of these financing initiatives, the net increase in cash and cash equivalents was $2,206,137 in the first quarter of 2004.

         In order to meet our continuing cash requirements and to successfully implement our growth strategy, other than relying on revenue from our operating activities, we will continue to seek additional funding from potential investors. In the event that additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to us. The Auditors' report on the Company's consolidated financial statements for the year ended December 31, 2003 includes an explanatory paragraph that states that the Company has incurred losses since inception and has a working capital deficiency at December 31, 2003, factors which raise substantial doubt about the Company's ability to continue as a going concern. There has been no change in these factors during the three months ended March 31, 2004. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION

         We believe we have sufficient funds to cover our operating overhead for the next four months; however, we do not have sufficient funds to repay the $400,000 loan (net of anticipated remaining refund of $50,000 finder's fee which will be applied to the outstanding principal balance on the $450,000 loan). In order to satisfy our cash requirements in the next twelve months, and to repay the $400,000 loan, we will need to raise additional funds. Accordingly, we intend to conduct additional financings to raise funds from private investors; however, there are no assurances that we will be able to complete any such financings.

         We intend to continue our product research and development activities to further enhance our existing product line and to create new products focused on the same markets. We have budgeted in the past, and continue to budget, approximately $900,000 for research and development costs during fiscal 2004.

         We do not plan to purchase or sell any significant plant or equipment in 2004.

         We expect to increase the number of employees by approximately 15 individuals in the areas of engineering, marketing, sales, and customer support during fiscal 2004, provided we have sufficient funding to support the hiring of additional employees.

         We are engaged in the marketing of Winc Manager, a software product that is intended to improve wireless network management and security. The recently-announced Air Patrol Enterprise and Air Patrol Mobile products will be marketed in 2004. Air Patrol Mobile will be marketed in the second quarter of 2004 and Air Patrol Enterprise will be marketed in the third quarter of 2004. We anticipate that, if sufficiently funded over the next twelve months our focus will be: marketing our products, supporting customers, and research and development.

         We also intend to enter into other license agreements for our technology, similar to the source code licensing agreement described above, during the next 12 months; however, there are no assurances that we will be successful in entering into any such agreements.

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

OFF BALANCE SHEET ARRANGEMENTS

         We do not have any material off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

FORWARD-LOOKING STATEMENTS

         Certain statements in this Quarterly Report on Form 10-QSB, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and shareholders in the course of presentations about us, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. There are many factors that could cause these forward-looking statements to be incorrect including, but not limited to, the following:

     o  our ability to generate desired technologies;
     o  the lack of liquidity of our common stock;
     o  the risks associated with technology companies;
     o  our ability to find and retain skilled personnel;
     o  availability of capital;
     o  the strength and financial resources of our competitors; and
     o  general economic conditions.


ITEM 3.  CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              We are not a party to any pending legal proceedings.

ITEM 2.       CHANGES IN SECURITIES

              On March 29, 2004, we received $2,000,000 from a private investor in connection with an offering that closed April 19, 2004. The investor purchased, for an aggregate price of $2,000,000, 4,000,000 shares of common stock, a warrant to acquire 1,000,000 shares of common stock at a price of $0.50 per share exercisable until April 19, 2005, a warrant to acquire 1,000,000 shares of common stock at a price of $0.75 per share exercisable until April 19, 2005, a warrant to acquire 1,000,000 shares of common stock at a price of $1.00 per share exercisable until April 19, 2006, and a warrant to acquire 1,000,000 shares of common stock at a price of $1.25 per share exercisable until April 19, 2006. In connection with the private placement, we paid a finder's fee of $100,000 (5% of the gross proceeds) and agreed to pay an additional 5% finder's fee upon the exercise of any warrants by the investor. Subsequent to the closing, we agreed with the investor to restructure the investment. We returned $1,500,000 to the investor. The remaining $500,000 was restructured as a loan to us repayable at our discretion and bearing interest at 5% per annum. $50,000 of the finder's fee was refunded subsequent to March 31, 2004 and applied against the loan. We anticipate recovering an additional $50,000 finder's fee that was paid in connection with the private placement. When the finder's fee is repaid, we intend to apply the $50,000 to the outstanding loan balance at the time of receipt. We anticipate repayment of the remaining $400,000 of the loan by September 30, 2004 using funds from future financings. The investor was accredited and, as such, the securities were offered and sold pursuant to the exemption from registration contained in
              Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5.       OTHER INFORMATION

              Please see the Press Release which is filed as Exhibit 99.1 to this Quarterly Report and which is hereby incorporated by reference.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              Exhibits:
              ------------------------------------------------------------------
              REGULATION
              S-B NUMBER                        EXHIBIT
              ------------------------------------------------------------------
                 2.1 Stock Exchange Agreement by and between Cirond Corporation (f/k/a eXmailit.com) and Seaside Holdings Inc. (f/k/a Cirond Technologies Inc.) dated August 29, 2003 (1)
              ------------------------------------------------------------------
                 2.2 First Amendment to Stock Exchange Agreement by and between Cirond Corporation and Seaside Holdings Inc. (f/k/a Cirond Technologies Inc.) dated November 13, 2003 (1)
              ------------------------------------------------------------------
                 2.3       Articles of Exchange (2)
              ------------------------------------------------------------------
                 3.1       Articles of Incorporation, as amended (2)
              ------------------------------------------------------------------
                 3.2       Bylaws, as amended (2)
              ------------------------------------------------------------------
                 10.1 Management Advisory Services Agreement with Amber Tiger Holdings Corp. dated February 1, 2002 (2)
              ------------------------------------------------------------------
                 10.2      Management Advisory Services Agreement with Headline
                           Technologies Ltd. dated February 1, 2002 (2)
              ------------------------------------------------------------------
                 10.3      2003 Stock Option Plan (2)
              ------------------------------------------------------------------
                 10.4 Management Advisory Services Agreement with Amber Tiger Holdings Corp. dated January 1, 2004 (2)
              ------------------------------------------------------------------
                 31.1      Rule 13a-14(a) Certification of Chief Executive
                           Officer
              ------------------------------------------------------------------
                 31.2      Rule 13a-14(a) Certification of Chief Financial
                           Officer
              ------------------------------------------------------------------
                 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002 of Chief Executive Officer
              ------------------------------------------------------------------
                 32.2      Certification Pursuant to 18 U.S.C. Section 1350, as
                           Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
              ------------------------------------------------------------------
                 99.1      Press Release dated May 11, 2004
              ------------------------------------------------------------------

              ---------------------
              (1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated November 25, 2003, filed December 5, 2003.
              (2) Incorporated by reference to the exhibits to the registrant's Annual Report on Form 10-KSB, filed May 7, 2004.

              Reports on Form 8-K:

                  The following reports on Form 8-K were filed during the
              quarter ended March 31, 2004:

              o Report dated December 3, 2003 reporting under Items 5 and 7 the shipment date for WiNc Manager 2.0, the shipment date for WiNc 2.0 and the announcement of AirPatrol, filed January 20, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CIROND CORPORATION



Date:  May 21, 2004              By:  /s/ DAVID REDEKOP
                                    --------------------------------------------
                                         David Redekop
                                         Chief Financial Officer