Form 10QSB
period 2004-06-30
CIROND CORP
filed 2004-08-20
CIK 1132810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  JUNE 30, 2004

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT
         For the transition period from _______________ to ______________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                             -----     ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   35,210,000 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF AUGUST 16, 2004

 Transitional Small Business Disclosure Format (check one):   Yes       No   X
                                                                  ----     ----

                  Consolidated Interim Financial Statements of

                  CIROND CORPORATION (FORMERLY EXMAILIT.COM)

                  (A Development Stage Enterprise)

                  (Expressed in United States dollars)

                  Six-months ended June 30, 2004

                  (Unaudited)

CIROND CORPORATION (FORMERLY EXMAILIT.COM)
(A Development Stage Enterprise)
Consolidated Balance Sheets

(Expressed in United States dollars)

June 30, 2004 and December 31 2003

=============================================================================================================
                                                                      June 30, 2004
                                                                       (unaudited)          December 31, 2003
-------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
   Cash                                                              $     521,796             $      86,066
   Amounts receivable, net of allowance of nil (2003 - $nil)                17,836                    19,679
   Prepaid expenses and deposits                                            12,006                    12,492
   ----------------------------------------------------------------------------------------------------------
                                                                           551,638                   118,237

Property, plant and equipment                                               68,086                    54,497

Website development                                                          7,927                     9,512

-------------------------------------------------------------------------------------------------------------
                                                                     $     627,651             $     182,246
=============================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable and accrued liabilities (note 3)                 $     183,661             $     165,522
   Consulting fees payable (note 4)                                        106,700                   130,000
   Share subscriptions payable (note 5(a))                                 325,000                   375,000
   Deferred revenue                                                         64,374                     6,884
   Loan payable (note 5(b))                                                400,000                    75,000
   Due to stockholder                                                      171,576                   171,576
   ----------------------------------------------------------------------------------------------------------
                                                                         1,251,311                   923,982

Stockholders' deficiency:
   Capital stock:
      25,000,000  preferred shares, issuable in series, with a
                  par value of $0.001 per share authorized,
                  nil issued
     100,000,000  voting common shares, with $0.001 par value
                  authorized, 35,210,000 issued
                  (December 31, 2003 - 34,460,000)                          35,210                    34,460

   Additional paid-in capital                                            1,290,163                   915,913
   Deficit accumulated during the development stage                     (1,949,033)               (1,692,109)
   ----------------------------------------------------------------------------------------------------------
                                                                          (623,660)                 (741,736)
Going concern (note 2(a))
Subsequent event (note 5(b)
Commitments (note 6)

-------------------------------------------------------------------------------------------------------------
                                                                     $     627,651             $     182,246
=============================================================================================================

See accompanying notes to consolidated interim financial statements.

CIROND CORPORATION (FORMERLY EXMAILIT.COM)

(A Development Stage Enterprise)
Consolidated Statements of Loss

(Expressed in United States dollars)
(Unaudited)

==============================================================================================================
                                                       From inception          Six months          Six months
                                                      (March 7, 2001)               ended               ended
                                                          to June 30,            June 30,            June 30,
                                                                 2004                2004                2003
--------------------------------------------------------------------------------------------------------------
Revenue:
     Sales (note 7)                                    $      849,211       $     821,562        $       1,652

Expenses:
     Advertising and promotion                                270,156             158,082               33,236
     Amortization                                              41,957              10,430                5,411
     Consulting fees (note 4)                                 539,661             169,648              114,248
     Foreign currency loss (gain)                               9,703               3,789               (5,973)
     Interest                                                   2,875                 897                  556
     Office and administrative                                 67,652              37,279                9,384
     Professional fees                                        279,516             126,530               36,612
     Research and development                               1,004,128             347,804              158,230
     Salaries and benefits                                    218,886             119,992               53,620
     Travel                                                   242,451             107,156               58,947
     ----------------------------------------------------------------------------------------------------------
                                                            2,676,985           1,081,607              464,271

---------------------------------------------------------------------------------------------------------------
Loss before interest income                                (1,827,774)           (260,045)            (462,619)

Interest income                                                 3,388               3,121                    5

---------------------------------------------------------------------------------------------------------------
Loss                                                   $   (1,824,386)      $    (256,924)       $    (462,614)
===============================================================================================================

Weighted average number of common
   shares outstanding, basic and diluted                   20,065,262          34,835,000           17,000,000

Net income (loss) per share, basic and diluted         $        (0.09)      $       (0.01)       $       (0.03)
===============================================================================================================

See accompanying notes to consolidated interim financial statements.

CIROND CORPORATION (FORMERLY EXMAILIT.COM)
(A Development Stage Enterprise)
Consolidated Statements of Loss

$ United States

(Unaudited)

===============================================================================================================
                                                                             Three months         Three months
                                                                                    ended                ended
                                                                                 June 30,             June 30,
                                                                                     2004                 2003
---------------------------------------------------------------------------------------------------------------
Revenue:
     Sales (note 7)                                                         $      66,987        $       1,652

Expenses:
     Advertising and promotion                                                    118,345                9,117
     Amortization                                                                   6,397                3,259
     Consulting fees (note 4)                                                      90,749               69,039
     Foreign currency loss (gain)                                                   2,004                 (598)
     Interest                                                                         580                  447
     Office and administrative                                                     15,286                7,318
     Professional fees                                                             92,870               26,403
     Research and development                                                     186,067              113,888
     Salaries and benefits                                                         65,349                8,694
     Travel                                                                        48,089               35,839
     ----------------------------------------------------------------------------------------------------------
                                                                                  625,736              273,406

---------------------------------------------------------------------------------------------------------------
Loss before interest income                                                      (558,749)            (271,754)

Interest income                                                                     2,376                    -

---------------------------------------------------------------------------------------------------------------
Loss                                                                        $    (556,373)       $    (271,754)
===============================================================================================================

Weighted average number of common
   shares outstanding, basic and diluted                                       35,210,000           17,000,000

Loss per share, basic and diluted                                           $       (0.02)       $       (0.02)
===============================================================================================================



See accompanying notes to consolidated financial statements.

CIROND CORPORATION (FORMERLY EXMAILIT.COM)

(A Development Stage Enterprise)
Consolidated Statement of Stockholders' Deficiency and Comprehensive Income
(Loss)

(Expressed in United States dollars)

From inception  (March 7, 2001) to June 30, 2004
(Unaudited)

==================================================================================================================
                                                                                    Deficit
                                                                                accumulated                 Total
                                                              Additional         during the         stockholders'
                                        Common Stock             paid-in        development                equity
                                    Shares        Amount         capital              stage          (deficiency)
------------------------------------------------------------------------------------------------------------------

Shares issued for cash            16,540,312    $   1,654    $      (220)     $        -           $       1,434
 on March 7, 2001

Comprehensive loss:
  Loss                                   -            -              -              (5,466)               (5,466)
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001        16,540,312        1,654           (220)           (5,466)               (4,032)

Shares issued for cash from
 February 12 to March 25, 2002
 at $0.75 per share                  459,688           46        298,892               -                 298,938

Comprehensive loss:
 Loss                                    -            -              -            (498,034)             (498,034)
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002        17,000,000        1,700        298,672          (503,500)             (203,128)

Shares held by Cirond
 stockholders and effect of
 recapitalization transaction     16,160,000            1            -            (124,647)             (124,646)

Promissory notes converted
 to shares at $0.50 per share      1,300,000          130        649,870               -                 650,000

Adjustment to capital stock to
 equal par value of Cirond
 capital stock                           -         32,629        (32,629)              -                     -

Comprehensive loss:
 Loss                                    -            -              -          (1,063,962)           (1,063,962)
-----------------------------------------------------------------------------------------------------------------

Balance,
 December 31, 2003                34,460,000       34,460        915,913        (1,692,109)             (741,736)

Common shares issued for
 share subscriptions at $0.50
 per share                           750,000          750        374,250               -                 375,000

Comprehensive loss:
 Net loss                                -            -              -            (256,924)             (256,924)

-----------------------------------------------------------------------------------------------------------------
Balance,
 June 30, 2004 (unaudited)        35,210,000    $  35,210   $  1,290,163      $ (1,949,033)        $    (623,660)
=================================================================================================================


See accompanying notes to consolidated interim financial statements.

CIROND CORPORATION (FORMERLY EXMAILIT.COM)

(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(Expressed in United States dollars)
(Unaudited)

===============================================================================================================
                                                       From inception          Six months           Six months
                                                       (March 7, 2001)             ended,                ended
                                                          to June 30,            June 30,             June 30,
                                                                 2004                2004                 2003
---------------------------------------------------------------------------------------------------------------

Cash provided by (used in):

Operations:
     Net income (loss)                                 $   (1,824,386)      $    (256,924)        $   (462,614)
     Item not involving cash:
         Amortization                                          41,957              10,430                5,411
     Changes in non-cash working capital:
         Amounts receivable                                   (17,836)              1,843               (2,605)
         Prepaid expenses and deposits                        (12,006)                486              (11,853)
         Accounts payable and accrued liabilities             182,467              18,139               15,737
         Consulting fees payable                              106,700             (23,300)             (21,282)
         Deferred revenue                                      64,374              57,490                  -
     ----------------------------------------------------------------------------------------------------------
                                                           (1,458,730)           (191,836)            (477,206)
Financing:
     Common shares issued for cash                            300,372                 -                    -
     Promissory note proceeds                                 650,000                 -                    -
     Share subscriptions payable                              700,000             325,000              425,000
     Proceeds from loans payable                              500,000             500,000                  -
     Repayment of loans payable                              (175,000)           (175,000)
     Advances from stockholder                                171,576                 -                 48,973
     ----------------------------------------------------------------------------------------------------------
                                                            2,146,948             650,000              473,973

Investing:
     Expenditures on website development                      (19,025)                -                    -
     Expenditures on property, plant and equipment            (98,945)            (22,434)             (32,760)
     Advances to Cirond prior to recapitalization
        transaction                                           (55,157)                -                    -
     Cash acquired on recapitalization transaction              6,705                 -                    -
     ----------------------------------------------------------------------------------------------------------
                                                             (166,422)            (22,434)             (32,760)

---------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                   521,796             435,730              (35,993)

Cash, beginning of period                                         -                86,066               60,135

---------------------------------------------------------------------------------------------------------------
Cash, end of period                                    $      521,796       $     521,796        $      24,142
===============================================================================================================

Supplementary information:
  Interest paid                                        $          -         $         -           $        -
  Income taxes paid                                    $          -         $         -           $        -
===============================================================================================================

Non-cash financing and investing activities:
  Common shares issued for share subscriptions
     proceeds received in previous period              $      375,000        $    375,000                  -
  Common shares issued upon conversion of
    promissory notes                                   $      650,000                 -                    -
  Net liabilities assumed on recapitalization
    Transaction                                        $       76,194                 -                    -
===============================================================================================================



See accompanying notes to consolidated interim financial statements.

CIROND CORPORATION (FORMERLY EXMAILIT.COM)

(A Development Stage Enterprise)
Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Six months ended June 30, 2004
(Unaudited)

================================================================================

1.   OPERATIONS:

     Cirond Corporation (the "Company") is incorporated under the laws of the State of Nevada. The Company's principle business activities include the development and marketing of solutions for wireless networking designed to enhance the usability, performance, and security of 802.11b and 802.11a
     (WiFi) Wireless Local Area Networks (WLAN). The Company is primarily targeting enterprises and institutional customers requiring the use of wireless networks. To June 30, 2004, the Company has not generated significant recurring product sales and is continuing to develop its business model. Accordingly, the Company is in the development stage for financial reporting purposes.

2.   SIGNIFICANT ACCOUNTING POLICIES

     a)  Going concern

         These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business for the foreseeable future. As shown in the unaudited financial statements, the Company has a loss of $1,824,386 for the period from inception (March 7, 2001) to June 30, 2004, and has a working capital deficiency of $699,673 at June 30, 2004. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

CIROND CORPORATION (FORMERLY EXMAILIT.COM)

(A Development Stage Enterprise)
Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Six months ended June 30, 2004
(Unaudited)
================================================================================

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

3.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Included in accounts payable and accrued liabilities at June 30, 2004 is $50,776 (December 31, 2003 - $50,776) that is currently being disputed by management with a supplier.

4.   RELATED PARTY TRANSACTIONS:

     During the three months and six months ended June 30, 2004, the Company incurred consulting fees from a company controlled by the president totaling $45,000 and $90,000 (2003 - $30,000 and $60,000 respectively). At
     June 30, 2004, $20,000 (2003 - $40,000) of these consulting fees were included in consulting fees payable.

     The amounts were not subject to a written agreement but were incurred in the normal course of operations and are recorded at the exchange amount, which is the amount established and agreed to by the related parties.

5.   SHARE SUBSCRIPTIONS PAYABLE AND LOAN PAYABLE:

     a)  Share  subscriptions   outstanding   at  June  30,  2004,   consist  of
         subscriptions to acquire 650,000 common shares at a price of $0.50 per share.

     b) During the six months ended June 30, 2004, the Company received a subscription for 4,000,000 common shares and common share purchase warrants for aggregate cash proceeds of $2 million. The subscriber was granted common share purchase warrants as follows:

         =======================================================================
         Number of common shares      Exercise price          Expiry date
         -----------------------------------------------------------------------

         1,000,000                     $      0.50           April 19, 2005
         1,000,000                     $      0.75           April 19, 2005
         1,000,000                     $      1.00           April 19, 2006
         1,000,000                     $      1.25           April 19, 2006
         =======================================================================

CIROND CORPORATION (FORMERLY EXMAILIT.COM)

(A Development Stage Enterprise)
Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Six months ended June 30, 2004

(Unaudited)
================================================================================


5. SHARE SUBSCRIPTIONS PAYABLE AND LOAN PAYABLE (CONTINUED):

     In May 2004, the subscriber retracted their share subscription and the Company returned $1.5 million of the $2 million share subscription to the subscriber. The remaining share subscription of $500,000 was converted into a demand loan, which matures on September 30, 2004, is unsecured and bears interest at 5% per annum. The Company returned $100,000 of the remaining $500,000 when a finder's fee of $100,000, paid in conjunction with the subscription, was refunded to the Company. The terms of the demand loan is not currently subject to a written agreement.

     Subsequent to June 30, 2004, the Company has entered into negotiations with the lender to restructure the terms of the loan payable, which is expected to result in the Company issuing an unsecured convertible note, with interest at 5%, which, at the option of the lender, could be converted into 1,000,000 shares of common stock. In addition, it is expected that the Company will issue a warrant to acquire 1,000,000 shares of common stock at a price of $0.40 per share. A formal written agreement has not been finalized by the parties and the final agreed terms could be different than the expected terms indicated above. The outcome of these matters cannot be determined at this time.

6. COMMITMENTS:

   On May 1, 2003, the Company entered an operating lease for office premises that requires the following annual minimum lease payments:

   =============================================================================
   2004                                                         $         21,893
   2005                                                         $         24,158
   2006                                                         $          8,305
   =============================================================================


7. REVENUE:

   During the six months ended June 30, 2004, the Company issued a perpetual license for the use of its source code for its existing software products to a third party in exchange for cash proceeds of $700,000. In conjunction with this agreement, the Company will provide support and maintenance services for a one year term for cash proceeds of $100,000. Support and maintenance services are renewable, at the option of the customer, at $100,000 per annum.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         On November 25, 2003, pursuant to a Stock Exchange Agreement (the "Stock Exchange Agreement") with Seaside Holdings Inc. (f/k/a Cirond Technologies Inc.), a Colorado corporation ("CTI"), as amended by the First Amendment to the Stock Exchange Agreement dated November 13, 2003 (the "First Amendment") (the Exchange Agreement and the First Amendment are collectively referred to herein as the "Agreement"), we acquired all of the issued and outstanding capital stock of CTI's wholly owned subsidiary, Cirond Networks Inc., a Nevada corporation ("CNI"), in exchange for 17,000,000 post-Forward Split shares of our common stock. As a result of this share exchange, CTI owned approximately 51.2% (not taking into account the issuance of 750,000 shares of our common stock in a private placement, the certificates for which were issued subsequent to December 31, 2003, or 1,300,000 shares of common stock issued for the CNI Indebtedness described below) of our issued and outstanding shares. In addition, pursuant to the terms of the Agreement, we issued an aggregate of 1,300,000 post-Forward Split shares of our common stock in exchange for $650,000 in indebtedness of CNI (the "CNI Indebtedness"), which was held by Cirond Venture Partners Inc., Stumdell Limited, and Steven Velardi.

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

         CNI entered into a non-exclusive Source Code Licensing Agreement (the "Agreement") with a third party on January 21, 2004, which included an annual support fee renewable at the option of the licensee. The details of the agreement are confidential. As a result of the Agreement, our revenues increased significantly during the first two quarters of 2004 from the recording of the licensing fee and approximately six months of the annual support fee. Almost all of the increase in revenue is attributable to the Agreement. All of the payments due to us under this agreement were paid at the time of the contract and, at this time, we do not anticipate any further payments; however, we will record $8,333 of the fees received as revenue each month for the six months from July 2004 to December 2004 relating to the support services performed.

         On March 29, 2004, we received $2,000,000 in funds from a private investor in connection with a private placement offering. During the quarter ended June 30, 2004, we agreed with the investor to restructure the investment and to return $1,500,000 to the investor.

The remaining $500,000 was restructured as a loan to us repayable at our discretion and bearing interest at 5% per annum. In connection with the private placement, we paid a $100,000 finder's fee. During the quarter ended June 30, 2004, we recovered the finder's fee, which we repaid to the investor to reduce the outstanding principal balance on the loan. We have tentatively agreed with the investor to (1) grant the investor a warrant to acquire 1,000,000 shares of our common stock at a price of $0.40 per share and (2) restructure the terms of the loan as a convertible note with an annual interest rate of 5% which, at the option of the investor, could be converted into 1,000,000 shares of our common stock. As of the date of this report, we are in the process of finalizing the terms of the restructuring of the loan (including the expiration date of the warrant and the due date of the convertible note) and preparing the documents necessary to formalize the restructuring.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the valuation of accounts receivable and inventories, the impairment of long-lived assets, any potential losses from pending litigation and deferred tax assets or liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern. We had a net loss of $556,373 and $256,924 for the three months and six months ended June 30, 2004, respectively. At June 30, 2004, we had an accumulated deficit of $1,949,033 and a working capital deficit of $699,673. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

         The application of the going concern concept is dependent upon our ability to receive continued financial support from our creditors, stockholders and external investors and attaining profitable operations through the sale of our software. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Management plans to obtain equity and debt financing from external investors and to actively market our wireless technology applications.

         Management believes the plan described above will be sufficient to meet our liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management's plan will be successful. Failure to obtain the support of additional external investors to finance the development and marketing of our wireless technology applications will cause us to curtail operations and impair our ability to continue as a going concern.

         BASIS OF CONSOLIDATION. Effective November 25, 2003, we issued 17,000,000 common shares in consideration for 100% of the outstanding common shares of CNI. As CNI stockholders obtained control of Cirond Corporation through the exchange of shares, the acquisition of CNI has been accounted for in the consolidated financial statements as a recapitalization transaction, effectively as if CNI had issued shares for consideration equal to our net monetary assets followed by a recapitalization of CNI's common shares. On November 25, 2003, our name was changed from eXmailit.com to Cirond Corporation. The consolidated statements of loss, stockholders' deficiency and comprehensive loss and cash flows reflect the results of operations and changes in financial position of CNI, for the period from its incorporation on March 7, 2001 to June 30, 2004, combined with those of the legal parent, Cirond Corporation, from November 25, 2003, the date of the recapitalization, in accordance with accounting principles generally accepted in the United States of America.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

         Revenues from operations increased from $1,652 for the three month period ended June 30, 2003 to $66,987 for the three month period ended June 30, 2004. Revenue during the three month period ended June 30, 2004, was derived principally from software customization and licensing of our Winc Manager, Winc, pocketWinc and recently-introduced AirPatrol Mobile software products. Revenue also included the recording of support service fees received under the Source Code Licensing agreement described above which closed in the first quarter of 2004. Our revenues during the three month period ended June 30, 2004 increased significantly compared to the same period in 2003. The increase is attributable to the release of new products (AirPatrol Mobile and Winc Manager 2.0) as well as increased marketing initiatives including trade shows, print and online advertising - as well as the Source Code Licensing Agreement (which accounted for a minority of revenue in the quarter). All of the payments due to us under the Source Code Licensing Agreement were paid at the time of the contract and, at this time, we do not anticipate any further payments; however, we will record a portion of the fees received as revenue each month for the 12 months from January 21, 2004 to January 20, 2005 relating to the support fees earned in connection with this agreement. In addition, management also expects greater contributions to revenue from licensing our network security products in 2004, as the Air Patrol Enterprise, Air Patrol Sentinel and AirSafe products begin shipping in the third quarter of 2004. Management is also seeking to enter into other license agreements for our technology during the next 12 months; however, there are no assurances that we will be successful in entering into any such agreements. Management also anticipates continued increase in sales of our AirPatrol Mobile products, particular as further marketing initiatives are undertaken in the third and fourth quarters of this year.

         During the second quarter, we invested in a variety of print and online marketing initiatives and attended three major industry exhibitions in the United States and the United Kingdom - all of which contributed to an increase in marketing expenses compared to the prior year. In addition, we increased our expenditures for research and development in the quarter - all of which resulted in the announcement of AirPatrol Enterprise, AirPatrol Sentinel, AirSafe, Winc
2.1 and pocketWinc 2.0 in July 2004. We also undertook initiatives to expand our distribution, which resulted in the conclusion of agreements with leading online mobile computer software vendors Handango and Pocketgear to carry our products.

         Our net loss for the three months ended June 30, 2004 was $556,373 compared to a net loss of $271,754 for the three months ended June 30, 2003. The increase in the net loss is primarily the result of increased expenditures on research and development, as well as sales support and marketing initiatives. Advertising was $118,345 for the quarter compared to $9,117 for 2003 as our products have advanced from the development stage in 2003 to the sales stage in 2004. Research and development during the three months ended June 30, 2004, increased $72,179 compared to 2003 as more people were added to the development team in 2004. Expenses are expected to stay at levels on par with the first half of 2004 until we have completed significant financings in 2004 that will support increasing staffing levels in research and development and sales and marketing.

         No cash dividends were declared during the three months ended June 30, 2004.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

         Revenues from operations increased from $1,652 for the six month period ended June 30, 2003 to $821,562 for the six month period ended June 30, 2004. Revenue from the Source Code Licensing agreement described above, which closed in the first quarter of 2004, accounted for approximately 91% of revenues for the six months ended June 30, 2004. We also received revenue from software customization and licensing of our Winc Manager, Winc, pocketWinc and recently-introduced AirPatrol Mobile software products. Our revenues during the six month period ended June 30, 2004 increased significantly compared to the same period during 2003;

however, almost all of the increase is attributable to the Source Code Licensing Agreement. All of the payments due to us under this agreement were paid at the time of the contract and, at this time, we do not anticipate any further payments; however, we will record a portion of the fees received as revenue each month for the 12 months from January 21, 2004 to January 20, 2005 relating to the support fees earned in connection with this agreement. In addition, management also expects greater contributions to revenue from licensing our network security products in 2004, as the Air Patrol Enterprise, Air Patrol Sentinel and AirSafe products begin shipping in the third quarter of 2004. Management is also seeking to enter into other license agreements for our technology during the next 12 months; however, there are no assurances that we will be successful in entering into any such agreements.

         During the first six months of 2004, our expenses increased over the same period in the prior year as we invested in a variety of print and online marketing initiatives and attended four major industry exhibitions in the United States and the United Kingdom - all of which contributed to an increase in marketing expenses compared to the prior year. In addition, we increased expenditures for research and development in that period - all of which resulted in the announcement of Winc Manager 2.0, AirPatrol Mobile, AirPatrol Enterprise, AirPatrol Sentinel, AirSafe, Winc 2.1 and pocketWinc 2.0. We also undertook initiatives to expand our distribution, which resulted in the conclusion of agreements with hardware vendor Netgear as well as leading online mobile computer software vendors Handango and Pocketgear to carry our products.

         Our net loss for the six months ended June 30, 2004 was $256,924 compared to a net loss of $462,614 for the six months ended June 30, 2003. The decrease in the net loss is primarily a result of our Source Code Licensing agreement which was entered into during the first quarter of 2004; however, expenses also increased compared to the six-month period ended June 30, 2003. As in the three month period, the most dramatic increases in expenses are in the areas of advertising and promotion and research and development. Both of these areas have seen more intensified expenditures as our products have reached the sales portion of the sales cycle. Travel has also increased as sales and marketing personnel attended more trade shows in 2004 compared to 2003. Research and development is also higher in 2004 as a result of $100,000 of purchased research and development. Expenses are expected to stay at levels on par with the first six months of 2004 until we have completed significant financings in 2004 that will support increasing staffing levels in research and development and sales and marketing.

         No cash dividends were declared during the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

          As at June 30, 2004, we had cash of $521,796 and a working capital deficiency of $699,673.

         As of June 30, 2004, we had significantly more cash than at December 31, 2003, as the result of funds we received from private financings. A portion of the cash is attributable to the $2 million received on March 29, 2004 from a private investor. During the three months ended June 30, 2004, $1,600,000 was returned to the investor and, as described above, the remaining

$400,000 was restructured as a loan to us - and is in the process of being restructured as an equity investment as also described above. Additionally, in June 2004, we began another private placement offering. As of June 30, 2004, we had received subscriptions for $325,000 from private placements, which were accounted for as share subscriptions payable. As of the date of this report, the common shares have not been issued to the investors in the private placement, as we are awaiting additional documentation from some of the investors. If the investors are unable to provide the additional documentation, we may have to return the funds to the investors. Additionally, one investor subscribed for less than the minimum subscription amount. If the investor does not increase his subscription, we may have to return the funds to the investor.

         Receivables of approximately $17,836 consisted of sales made on Esellerate and Handango websites in June and paid to us in July, as well as refundable taxes from the Canadian government. The amounts receivable at December 31, 2003 of $19,679 were collected in the first quarter of 2004, and this contributed to the reduction in accounts receivable.

         Prepaid expenses consisted of prepaid rent.

         Property plant and equipment consisted of hardware equipment purchased from independent suppliers in North America for the development of our products.

         Consulting fees payable consisted of payables owed to two of our officers, Nicholas Miller and Mitchell Burton. During the six months ended June 30, 2004, consulting fees payable decreased by $23,300 due mostly to an extra payment made in the quarter to Mr. Miller.

         Deferred revenue includes support revenue in connection with the Source Code Licensing Agreement, which is being recognized each month for the 12 months from January 21, 2004 to January 20, 2005. Deferred revenue also includes an $8,500 advance payment related to a customized software license agreement to be delivered in the third quarter.

         Accounts payable and loan payable were higher at June 30, 2004, compared to December 31, 2003, due to increases in marketing and investor relations and the $400,000 loan resulting from the restructuring of the $2 million investment transaction (discussed above).

         Share subscriptions payable consisted of $325,000 that was received by us prior to the end of the quarter.

            During the six month period ended June 30, 2004, the net cash used by operating activities was $191,836. In order to proceed with business development and normal operations, net cash used in investing activities was $22,434. We were able to meet our cash requirements during the six months ended June 30, 2004 as a result of the cash received from subscriptions for our common shares during the second quarter and the loan received from the private placement investor, discussed above at the end of the first quarter.

            As disclosed above, on March 29, 2004, we received funds from a private investor in connection with a private placement which during the quarter ended June 30, 2004, was restructured resulting in a return of $1,600,000 to the investor and a loan to us of $400,000. With the result of these financing initiatives, the net increase in cash and cash equivalents was $435,730 during the six months ended June 30, 2004.

            In order to meet our continuing cash requirements and to successfully implement our growth strategy, other than relying on revenue from our operating activities, we will continue to seek additional funding from potential investors. In the event that additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to us. The Auditors' report on our consolidated financial statements for the year ended December 31, 2003 includes an explanatory paragraph that states that we have incurred losses since inception and had a working capital deficiency at December 31, 2003, factors which raise substantial doubt about our ability to continue as a going concern. There has been no change in these factors during the six months ended June 30, 2004. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION

            We believe we have sufficient funds to cover our operating overhead for the next three months; however, we do not have sufficient funds to repay the aforementioned $400,000 loan. In order to satisfy our cash requirements in the next twelve months, we will need to raise additional funds. Accordingly, we intend to conduct additional financings to raise funds from private investors; however, there are no assurances that we will be able to complete any such financings.
            Instead of our repaying the $400,000 loan, we have tentatively agreed with the investor to (1) grant the investor a warrant to acquire 1,000,000 shares of our common stock at a price of $0.40 per share and (2) restructure the terms of the loan as a convertible note with an annual interest rate of 5% which, at the option of the investor, could be converted into 1,000,000 shares of our common stock. As of the date of this report, we are in the process of finalizing the terms of the restructuring of the loan (including the expiration date of the warrant and the due date of the convertible note) and preparing the documents necessary to formalize the restructuring.

            During June 2004, we began a private placement offering of 2,000,000 shares of common stock at a price of $0.50 per share for an aggregate of $1,000,000. As of June 30, 2004, we had received subscriptions in the offering totaling $325,000, which were recorded as share subscriptions payable. As of the date of this report, we have not issued the common shares in connection with the subscriptions, as we need to obtain further information from some of the investors prior to completing the subscriptions. In the event the investors are unable to provide the requested information, we may have to return the funds to the investors. Additionally, one investor subscribed for less than the minimum subscription amount. If the investor does not increase his subscription, we may have to return the funds to the investor.

            We intend to continue our product research and development activities to further enhance our existing product line and to create new products focused on the same markets. We have budgeted in the past, and continue to budget, approximately $800,000 for research and development costs during fiscal 2004.

            We do not plan to purchase or sell any significant plant or equipment in 2004.

            We expect to increase the number of employees by approximately 10 individuals in the areas of engineering, marketing, sales, and customer support during fiscal 2004, provided we have sufficient funding to support the hiring of additional employees.

            We are engaged in the marketing of AirPatrol Mobile, AirPatrol Enterprise, AirPatrol Sentinel, AirSafe, Winc 2.1 and pocketWinc 2.0, software products that are intended to improve network security, wireless security and wireless connectivity. We anticipate that, if sufficiently funded over the next twelve months our focus will be: marketing our products, supporting customers, and research and development.

            We also intend to enter into other license agreements for our technology, similar to the source code licensing agreement described above, during the next 12 months; however, there are no assurances that we will be successful in entering into any such agreements.

            If we are successful in implementing our growth strategy, management believes that we can undergo a period of rapid growth. For our AirPatrol technology, we will actively search for more partners for the provision of software licenses and related software consultancy and engineering services in relation to its further development. Management expects AirPatrol Mobile, AirPatrol Enterprise, AirPatrol Sentinel, AirSafe, Winc 2.1 and pocketWinc 2.0 to ship in greater numbers in 2004, and thus will require further software developments and upgrades for the remainder of the year.

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

         Subsequent to the closing, we agreed with the investor to restructure the investment. We have returned $1,600,000 to the investor (including the $100,000 finder's fee which was repaid to us). The remaining $400,000 was restructured as a loan to us repayable at our discretion and bearing interest at 5% per annum.

         We have been engaged in discussions with the investor to restructure the terms of the $400,000 loan. Tentatively, we have agreed with the investor to (1) grant the investor a warrant to acquire 1,000,000 shares of our common stock at a price of $0.40 per share and (2) restructure the terms of the loan as a convertible note with an annual interest rate of 5% which, at the option of the investor, could be converted into 1,000,000 shares of our common stock. As of the date of this report, we are in the process of finalizing the terms of the restructuring of the loan (including the expiration date of the warrant and the due date of the convertible note) and preparing the documents necessary to formalize the restructuring.

         During June 2004, we began conducting an offering of 2,000,000 common shares at a price of $0.50 per share, for an aggregate of $1,000,000. We are not utilizing any underwriters in connection with the offering; however, we have agreed to pay commissions of up to 10% to persons who assist us with the offering. We are offering the common shares only to accredited investors, as such, the securities are being offered and sold pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. As of June 30, 2004, we had received subscriptions for an aggregate of $325,000 (650,000 common shares) from seven prospective investors. As of the date of this report, the common shares have not been issued to the investors, as we are awaiting additional information from certain investors in connection with the offering. In the event the investors cannot provide the required information, we may have to return the funds to the investors. Additionally, one investor subscribed for less than the minimum subscription amount. If the investor does not increase his subscription, we may have to return the funds to the investor.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:
         -----------------------------------------------------------------------
         REGULATION
         S-B NUMBER                      EXHIBIT
         -----------------------------------------------------------------------
             2.1 Stock Exchange Agreement by and between Cirond Corporation (f/k/a eXmailit.com) and Seaside Holdings Inc. (f/k/a Cirond Technologies Inc.) dated August 29, 2003 (1)
         -----------------------------------------------------------------------
             2.2 First Amendment to Stock Exchange Agreement by and between Cirond Corporation and Seaside Holdings Inc. (f/k/a Cirond Technologies Inc.) dated November 13, 2003 (1)
         -----------------------------------------------------------------------
             2.3      Articles of Exchange (2)
         -----------------------------------------------------------------------
             3.1      Articles of Incorporation, as amended (2)
         -----------------------------------------------------------------------
             3.2      Bylaws, as amended (2)
         -----------------------------------------------------------------------
            10.1 Management Advisory Services Agreement with Amber Tiger Holdings Corp. dated February 1, 2002 (2)
         -----------------------------------------------------------------------
            10.2      Management Advisory Services Agreement with Headline
                      Technologies Ltd. dated February 1, 2002 (2)
         -----------------------------------------------------------------------
            10.3      2003 Stock Option Plan (2)
         -----------------------------------------------------------------------
            10.4 Management Advisory Services Agreement with Amber Tiger Holdings Corp. dated January 1, 2004 (2)
         -----------------------------------------------------------------------
            31.1      Rule 13a-14(a) Certification of Chief Executive Officer
         -----------------------------------------------------------------------
            31.2      Rule 13a-14(a) Certification of Chief Financial Officer
         -----------------------------------------------------------------------

         -----------------------------------------------------------------------
         REGULATION
         S-B NUMBER                      EXHIBIT
         -----------------------------------------------------------------------
            32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
         -----------------------------------------------------------------------
            32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
         -----------------------------------------------------------------------

         -------------------
         (1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated November 25, 2003, filed December 5, 2003.
         (2) Incorporated by reference to the exhibits to the registrant's Annual Report on Form 10-KSB, filed May 7, 2004.

         Reports on Form 8-K:

              The following reports on Form 8-K were filed during the quarter ended March 31, 2004:

         (1) Amended Report dated November 25, 2003, filed April 19, 2004, reporting under Item 1 - Changes in Control of Registrant; Item 2 - Acquisition or Disposition of Assets; Item 4 - Changes in Registrant's Certifying Accountant; Item 5 - Other Events and Regulation FD Disclosure; and Item 7 - Financial Statements and Exhibits. The amended report was filed to include the following financial statements:

                Audited consolidated financial statements of CNI as at December 31, 2002 and 2001 and for the year ended December 31, 2002 and period from inception (March 7, 2001) to December 31, 2001.

                Unaudited consolidated financial statements of CNI as at September 30, 2003 and for the three months, nine months and period from inception (March 7, 2001) then ended.

                Unaudited Pro Forma Combined Financial Information for Cirond Corporation and its subsidiaries.

         (2)    Report dated May 10, 2004, filed on May 10, 2004 reporting under
                Item 5 - Other Events and Regulation FD Disclosure and Item 7 - Financial Statements and Exhibits.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CIROND CORPORATION



Date:  August 19, 2004                  By: /s/ DAVID REDEKOP
                                           -------------------------------------
                                           David Redekop
                                           Chief Financial Officer