Form 10QSB
period 2004-09-30
CIROND CORP
filed 2004-11-12
CIK 1132810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  SEPTEMBER 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ----   ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   37,060,000 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF NOVEMBER 5, 2004

 Transitional Small Business Disclosure Format (check one):   Yes     No  X
                                                                 ----   ----

                  Consolidated Interim Financial Statements of

                  CIROND CORPORATION (FORMERLY EXMAILIT.COM)

                  (A Development Stage Enterprise)

                  (Expressed in United States dollars)

                  Nine-months ended September 30, 2004

CIROND CORPORATION (FORMERLY EXMAILIT.COM)
(A Development Stage Enterprise)
Consolidated Balance Sheets

(Expressed in United States dollars)

September 30, 2004 and December 31, 2003

===============================================================================================================
                                                                     September 30, 2004
                                                                       (unaudited)           December 31, 2003
---------------------------------------------------------------------------------------------------------------

ASSETS

Current assets:
     Cash                                                              $      59,301             $      86,066
     Amounts receivable, net of allowance of $nil (2003 - $nil)               24,428                    19,679
     Prepaid expenses and deposits                                            12,718                    12,492
     ----------------------------------------------------------------------------------------------------------
                                                                              96,447                   118,237

Property, plant and equipment                                                 63,732                    54,497

Website development                                                            5,550                     9,512

---------------------------------------------------------------------------------------------------------------
                                                                       $     165,729             $     182,246
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable and accrued liabilities (note 3)                 $     143,428             $     165,522
     Consulting fees payable (note 4)                                        110,516                   130,000
     Share subscriptions payable (note 5(a))                                  25,000                   375,000
     Deferred revenue                                                         30,874                     6,884
     Loan payable (note 5(b))                                                400,000                    75,000
     Due to stockholder                                                      161,575                   171,576
     ----------------------------------------------------------------------------------------------------------
                                                                             871,393                   923,982

Stockholders' deficiency:
     Capital stock:
          25,000,000    preferred shares, issuable in series, with a
                        par value of $0.001 per share authorized,
                        nil issued
           100,000,000  voting common shares, with $0.001 par value
                        authorized, 37,060,000 issued
                        (December 31, 2003 - 34,460,000)                      37,060                    34,460

     Additional paid-in capital                                            1,690,813                   915,913
     Deficit accumulated during the development stage                     (2,433,537)               (1,692,109)
     ----------------------------------------------------------------------------------------------------------
                                                                            (705,664)                 (741,736)
Going concern (note 2(a))
Commitments (note 7)
Subsequent event (note 9)

---------------------------------------------------------------------------------------------------------------
                                                                       $     165,729             $     182,246
===============================================================================================================

See accompanying notes to consolidated interim financial statements.

CIROND CORPORATION (FORMERLY EXMAILIT.COM)

(A Development Stage Enterprise)
Consolidated Statements of Loss

(Expressed in United States dollars)
(Unaudited)

===============================================================================================================
                                                       From inception         Nine months          Nine months
                                                       (March 7, 2001)              ended                ended
                                                     to September 30,       September 30,        September 30,
                                                                 2004                2004                 2003
---------------------------------------------------------------------------------------------------------------

Revenue:
     Sales (note 8)                                  $        932,757       $     905,108      $        10,545

Expenses:
     Advertising and promotion                                315,016             202,942               48,988
     Amortization                                              49,805              18,278                8,358
     Consulting fees (notes 4 and 6)                          803,940             433,927              151,679
     Foreign currency loss (gain)                               2,387              (3,527)                 216
     Interest                                                   3,426               1,448                  812
     Office and administrative                                 80,197              49,824               15,377
     Professional fees                                        313,278             160,292               32,201
     Research and development                               1,124,605             468,281              246,625
     Salaries and benefits                                    284,722             185,828               81,967
     Travel                                                   267,886             132,591               66,601
     ----------------------------------------------------------------------------------------------------------
                                                            3,245,262           1,649,884              652,824

---------------------------------------------------------------------------------------------------------------
Loss before interest income                                (2,312,505)           (744,776)            (642,279)

Interest income                                                 3,615               3,348                    5

---------------------------------------------------------------------------------------------------------------
Loss                                                   $   (2,308,890)      $    (741,428)       $    (642,274)
===============================================================================================================

Weighted average number of common
   shares outstanding, basic and diluted                   21,086,955          34,983,540           17,000,000

Loss per share, basic and diluted                      $        (0.11)      $       (0.02)       $       (0.04)
===============================================================================================================

See accompanying notes to consolidated interim financial statements.

CIROND CORPORATION (FORMERLY EXMAILIT.COM)
(A Development Stage Enterprise)
Consolidated Statements of Loss

$ United States

(Unaudited)

===============================================================================================================
                                                                             Three months         Three months
                                                                                    ended                ended
                                                                            September 30,        September 30,
                                                                                     2004                 2003
---------------------------------------------------------------------------------------------------------------

Revenue:
     Sales (note 8)                                                         $      83,546        $       8,893

Expenses:
     Advertising and promotion                                                     44,860               15,752
     Amortization                                                                   7,848                2,947
     Consulting fees (note 4)                                                     264,279               37,431
     Foreign currency loss (gain)                                                  (7,316)               6,189
     Interest                                                                         551                  256
     Office and administrative                                                     12,545                1,582
     Professional fees                                                             33,762                    -
     Research and development                                                     120,477               88,395
     Salaries and benefits                                                         65,836               28,347
     Travel                                                                        25,435                7,654
     ----------------------------------------------------------------------------------------------------------
                                                                                  568,277              188,553

---------------------------------------------------------------------------------------------------------------
Loss before interest income                                                      (484,731)            (179,660)

Interest income                                                                       227                    -

---------------------------------------------------------------------------------------------------------------
Loss                                                                        $    (484,504)       $    (179,660)
===============================================================================================================

Weighted average number of common
   shares outstanding, basic and diluted                                       35,286,374           17,000,000

Loss per share, basic and diluted                                           $       (0.01)       $       (0.01)
===============================================================================================================


See accompanying notes to consolidated financial statements.

CIROND CORPORATION (FORMERLY EXMAILIT.COM)

(A Development Stage Enterprise)
Consolidated Statement of Stockholders' Deficiency and Comprehensive Income
(Loss)

(Expressed in United States dollars)

From inception (March 7, 2001) to September 30, 2004
(Unaudited)

======================================================================================================================
                                                                                        Deficit
                                                                                    accumulated                 Total
                                                                  Additional         during the         stockholders'
                                              Common Stock           paid-in        development                equity
                                         Shares       Amount         capital              stage          (deficiency)
----------------------------------------------------------------------------------------------------------------------

Shares issued for cash               16,540,312    $   1,654   $        (220)     $         -           $       1,434
  on March 7, 2001

Comprehensive loss:
  LOSS                                      -            -               -               (5,466)               (5,466)
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001           16,540,312        1,654            (220)            (5,466)               (4,032)

Shares issued for cash from
   February 12 to March 25, 2002
   at $0.75 per share                   459,688           46         298,892                -                 298,938

Comprehensive loss:
  LOSS                                      -            -               -             (498,034)             (498,034)
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002           17,000,000        1,700         298,672           (503,500)             (203,128)

Shares held by Cirond
  stockholders and effect of
  recapitalization transaction       16,160,000            1             -             (124,647)             (124,646)

Promissory notes converted
  to shares at $0.50 per share        1,300,000          130         649,870                -                 650,000

Adjustment to capital stock to
  equal par value of Cirond
  capital stock                             -         32,629         (32,629)               -                     -

Comprehensive loss:
  LOSS                                      -            -               -           (1,063,962)           (1,063,962)
----------------------------------------------------------------------------------------------------------------------

Balance,
  December 31, 2003                  34,460,000       34,460         915,913         (1,692,109)             (741,736)

Common shares issued for
   share subscriptions at $0.50
   per share (net of costs)           1,400,000        1,400         672,100                -                 673,500

Common shares issued for
   consulting services held in
   escrow (note 6(b))                 1,200,000        1,200         102,800                -                 104,000

Comprehensive loss:
  Net loss                                  -            -                -            (741,428)             (741,428)

----------------------------------------------------------------------------------------------------------------------
Balance,
September 30, 2004 (unaudited)       37,060,000    $  37,060   $ 1,690,813        $  (2,433,537)        $    (705,664)
======================================================================================================================


See accompanying notes to consolidated interim financial statements.

CIROND CORPORATION (FORMERLY EXMAILIT.COM)
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(Expressed in United States dollars)
(Unaudited)

===============================================================================================================
                                                       From inception         Nine months          Nine months
                                                       (March 7, 2001)             ended,                ended
                                                     to September 30,       September 30,        September 30,
                                                                 2004                2004                 2003
---------------------------------------------------------------------------------------------------------------

Cash provided by (used in):

Operations:
     Loss                                              $   (2,308,890)      $    (741,428)       $    (642,274)
     Item not involving cash:
         Amortization                                          49,805              18,278                8,358
         Common shares issued for services                    104,000             104,000                  -
     Changes in non-cash working capital:
         Amounts receivable                                   (24,428)             (4,749)              (4,933)
         Prepaid expenses and deposits                        (12,718)               (226)             (11,552)
         Accounts payable and accrued liabilities             142,233             (22,095)              (6,717)
         Consulting fees payable                              110,516             (19,484)              85,000
         Deferred revenue                                      30,874              23,990                  -
     ----------------------------------------------------------------------------------------------------------
                                                           (1,908,608)           (641,714)            (572,118)
Financing:
     Common shares issued for cash (net of costs)             300,372                 -                    -
     Promissory note proceeds                                 650,000                 -                    -
     Share subscriptions proceeds                             698,500             323,500                  -
     Loans payable                                            325,000             325,000                  -
     Advances from related parties                                -                   -                495,000
     Advances from (to) stockholder                           161,575             (10,001)              55,424
     ----------------------------------------------------------------------------------------------------------
                                                            2,135,447             638,499              550,424
Investing:
     Expenditures on website development                      (19,025)                -                    -
     Expenditures on property, plant and equipment           (100,061)            (23,550)             (36,559)
     Advances to Cirond prior to recapitalization
        transaction                                           (55,157)                -                    -
     Cash acquired on recapitalization transaction              6,705                 -                    -
     ----------------------------------------------------------------------------------------------------------
                                                             (167,538)            (23,550)             (36,559)

---------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                    59,301             (26,765)             (58,253)

Cash, beginning of period                                         -                86,066               60,135

---------------------------------------------------------------------------------------------------------------
Cash, end of period                                    $       59,301       $      59,301        $       1,882
===============================================================================================================

Supplementary information:
  Interest paid                                        $        3,426       $       1,448        $         812
  Income taxes paid                                    $          -         $         -          $         -
===============================================================================================================

Non-cash financing and investing activities:
  Common shares issued for share subscriptions
    proceeds received in previous period                $     673,500       $     673,500                  -
  Common shares issued upon conversion of
    promissory notes                                    $     650,000                   -                  -
  Net liabilities assumed on recapitalization
    Transaction                                         $      76,194                   -                  -
===============================================================================================================

See accompanying notes to consolidated interim financial statements.

CIROND CORPORATION (FORMERLY EXMAILIT.COM)
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(Expressed in United States dollars)
(Unaudited)

===============================================================================================================
                                                                             Three months         Three months
                                                                                   ended,                ended
                                                                            September 30,        September 30,
                                                                                     2004                 2003
---------------------------------------------------------------------------------------------------------------

Cash provided by (used in):

Operations:
     Loss                                                                   $    (484,504)       $    (179,660)
     Item not involving cash:
         Amortization                                                               7,848                2,947
         Common shares issued for services                                        104,000                  -
     Changes in non-cash working capital:
         Amounts receivable                                                        (6,592)              (2,328)
         Prepaid expenses and deposits                                               (712)                 301
         Accounts payable and accrued liabilities                                 (40,234)             (22,454)
         Consulting fees payable                                                    3,816              106,282
         Deferred revenue                                                         (33,500)                 -
     ----------------------------------------------------------------------------------------------------------
                                                                                 (449,878)             (94,912)
Financing:
     Share subscriptions proceeds (costs)                                          (1,500)                 -
     Advances from related parties                                                    -                 70,000
     Advances from stockholder                                                    (10,001)               6,451
     ----------------------------------------------------------------------------------------------------------
                                                                                  (11,501)              76,451

Investing:
     Expenditures on property, plant and equipment                                 (1,116)              (3,799)

---------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                      (462,495)             (22,260)

Cash, beginning of period                                                         521,796               24,142

---------------------------------------------------------------------------------------------------------------
Cash, end of period                                                         $      59,301        $       1,882
===============================================================================================================

Supplementary information:
  Interest paid                                                             $         551        $         256
  Income taxes paid                                                         $         -          $         -
===============================================================================================================

Non-cash financing and investing activities:
   Common shares issued for share subscriptions
     proceeds received in previous period                                   $     298,500        $         -

===============================================================================================================

See accompanying notes to consolidated interim financial statements.

CIROND CORPORATION (FORMERLY EXMAILIT.COM)

(A Development Stage Enterprise)
Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Nine months ended September 30, 2004
(Unaudited)

================================================================================

1.   OPERATIONS:

     Cirond Corporation ("Cirond" or the "Company") is incorporated under the laws of the State of Nevada. The Company develops software solutions and provides network security products and consulting services to governments and private sector businesses to combat the threat to wired networks represented by the deployment of unauthorized wireless networks. The Company's solutions can also be used to implement, secure and manage wireless networks. To September 30, 2004, the Company has not generated significant recurring product sales and is continuing to develop its business model. Accordingly, the Company is in the development stage for financial reporting purposes.

2.   SIGNIFICANT ACCOUNTING POLICIES

     a)  Going concern

         These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business for the foreseeable future. As shown in the unaudited financial statements, the Company has a loss of $2,308,890 for the period from inception (March 7, 2001) to September 30, 2004, and has a working capital deficiency of $774,946 at September 30, 2004. The Company does not currently have sufficient resources to repay the $400,000 demand loan (note 5(b)), if demanded by the lender. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

CIROND CORPORATION (FORMERLY EXMAILIT.COM)

(A Development Stage Enterprise)
Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Nine months ended September 30, 2004
(Unaudited)
================================================================================

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

3.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Included in accounts payable and accrued liabilities at September 30, 2004 is $50,776 (December 31, 2003 - $50,776) that is currently being disputed by management with the supplier.

4.   RELATED PARTY TRANSACTIONS:

     During the three months and nine months ended September 30, 2004, the Company incurred consulting fees from a company controlled by the president totaling $45,000 and $135,000 (December 31, 2003 - $30,000 and $90,000
     respectively). At September 30, 2004, $40,000 (December 31, 2003 - $30,000)
     of these consulting fees were included in consulting fees payable.

     The amounts were subject to a written agreement, were incurred in the normal course of operations and are recorded at the exchange amount, which is the amount established and agreed to by the related parties.

5.   SHARE SUBSCRIPTIONS PAYABLE AND LOAN PAYABLE:

     a) Share subscriptions outstanding at September 30, 2004, consist of subscriptions to acquire 50,000 common shares at a price of $0.50 per share.

     b) During the nine months ended September 30, 2004, the Company received a subscription for 4,000,000 common shares and common share purchase warrants for aggregate cash proceeds of $2 million. The subscriber was granted common share purchase warrants as follows:

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

CIROND CORPORATION (FORMERLY EXMAILIT.COM)

(A Development Stage Enterprise)
Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Nine months ended September 30, 2004

(Unaudited)
================================================================================


5.   SHARE SUBSCRIPTIONS PAYABLE AND LOAN PAYABLE (CONTINUED):

     b) In May 2004, the subscriber retracted their share subscription and the Company returned $1.5 million of the $2 million share subscription to the subscriber. The remaining share subscription of $500,000 was converted into a demand loan, with an unspecified maturity date, is unsecured and bears interest at 5% per annum. The demand loan is not subject to a written agreement. The Company returned $100,000 of the remaining $500,000 when a finder's fee of $100,000, paid in conjunction with the subscription, was refunded to the Company. As at September 30, 2004, the lender has not taken steps to demand repayment.

6.   SHARE CAPITAL:

     a) During the nine months ended September 30, 2004, 1,400,000 shares were issued for cash proceeds of $700,000, less offering costs of $26,500, relating to two separate financings conducted at $.50 per share.

     b) On August 2, 2004, Cirond entered into a Management Services Agreement with Securities Trading Services Inc. ("STS"). The agreement was effective as of August 2, 2004 and has a term of two years. Pursuant to the terms of the agreement, Cirond must issue 1,200,000 shares of its common stock to STS in consideration of services to be provided by STS. Common shares in the name of STS will be held in escrow by Cirond, with Cirond releasing 50,000 shares from escrow for every month as services are performed. STS may not vote any unearned shares held in escrow. In the event of a termination of the agreement by Cirond for breach or cause, Cirond may repurchase and cancel any unearned shares for $0.001 per share in an amount equal to 50,000 shares times the number of months remaining under the agreement after termination. STS was granted piggy-back registration rights in connection with the agreement and the shares are subject to anti-dilution provisions in the event of a consolidation of Cirond's share capital. In addition, upon closing of an equity financing of $1 million dollars, Cirond shall pay a consulting fee in the amount of $5,000 to STS upon the first day of each month over the remaining term of the contract. Upon closing of an equity financing of $5 million or more, the consulting fee shall be increased to $8,000 per month. The agreement also provides for the accelerated release of shares from escrow, if STS secures financing for Cirond, as follows:

         o   100,000 shares upon STS securing an equity financing of $1 million.
         o An additional 200,000 shares upon STS securing and additional $2 million of equity financing.
         o An additional 450,000 shares upon STS securing an additional $5 million of equity financing.
         o An additional 450,000 shares upon STS securing an additional $5 million of equity.

CIROND CORPORATION (FORMERLY EXMAILIT.COM)

(A Development Stage Enterprise)
Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Nine months ended September 30, 2004

(Unaudited)
================================================================================


6.   SHARE CAPITAL (CONTINUED):

         Common shares are valued as services are performed and common shares are earned and eligible for release from escrow. To September 30, 2004, $104,000 in compensation expense was recorded for the quarter in consulting fees and 100,000 shares earned and released from escrow. Unearned shares that have not been released from escrow have not been included in the calculation of the weighted average number of common shares, basic and diluted.

     c) The Company has an outstanding stock option plan, that is subject to final shareholder approval, pursuant to which the Company has reserved 5,281,500 shares of common stock to grant to certain employees, officers, directors and consultants. As at September 30, 2004, the Company's board of directors has authorized the grant of options to purchase up to 5,110,000 common shares, subject to shareholder adoption of the plan, which is expected to occur in the fourth quarter of 2004 or the first quarter of 2005.

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
     ===========================================================================

8.   REVENUE:

     During the nine months ended September 30, 2004, the Company issued a perpetual license for the use of its source code for its existing software products to a third party in exchange for cash proceeds of $700,000. In conjunction with this agreement, the Company will provide support and maintenance services for a one year term for cash proceeds of $100,000. Support and maintenance services are renewable, at the option of the customer, at $100,000 per annum.

9.   SUBSEQUENT EVENT:

     Subsequent to September 30, 2004, the Company received $250,000 cash from a subscriber for Units, at a price of $1.00 per Unit. Each Unit consists of one share of common stock and one warrant to acquire an additional share of common stock at a price of $1.00 per share for a period of 12 months from the date of subscription. The Company is in the process of completing the documentation necessary to accept the subscription and the funds have been accounted for as a subscription payable. If the Company does not complete the documentation to accept the subscription and/or if the investor decides to rescind the subscription, the Company may have to return the funds to the investor.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

         On November 25, 2003, pursuant to a Stock Exchange Agreement (the "Stock Exchange Agreement") with Seaside Holdings Inc. (f/k/a Cirond Technologies Inc.), a Colorado corporation ("CTI"), as amended by the First Amendment to the Stock Exchange Agreement dated November 13, 2003 (the "First Amendment") (the Exchange Agreement and the First Amendment are collectively referred to herein as the "Agreement"), we acquired all of the issued and outstanding capital stock of CTI's wholly owned subsidiary, Cirond Networks, Inc., a Nevada corporation ("CNI"), in exchange for 17,000,000 post-Forward Split shares of our common stock. As a result of this share exchange, CTI owned approximately 51.2% (not taking into account the issuance of 750,000 shares of our common stock in a private placement, the certificates for which were issued subsequent to December 31, 2003, or 1,300,000 shares of common stock issued for the CNI Indebtedness described below) of our issued and outstanding shares. In addition, pursuant to the terms of the Agreement, we issued an aggregate of 1,300,000 post-Forward Split shares of our common stock in exchange for $650,000 in indebtedness of CNI (the "CNI Indebtedness"), which was held by Cirond Venture Partners Inc., Stumdell Limited, and Steven Velardi.

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

         CNI entered into a non-exclusive Source Code Licensing Agreement (the "Agreement") with a third party on January 21, 2004, which included an annual support fee renewable at the option of the licensee. The details of the agreement are confidential. As a result of the Agreement, our revenues increased significantly during the first three quarters of 2004 from the recording of the licensing fee and approximately nine months of the annual support fee. Almost all of the increase in revenue is attributable to the Agreement. All of the payments due to us under this agreement were paid at the time of the contract and, at this time, we do not anticipate any further payments; however, we will record $8,333 of the fees received as revenue each month for the 12 months from January 21, 2004 to January 20, 2005 relating to the support fees earned in connection with this agreement.

         On March 29, 2004, we received $2,000,000 in funds from a private investor in connection with a private placement offering. During the quarter ended June 30, 2004, we agreed with the investor to restructure the investment and to return $1,500,000 to the investor.

The remaining $500,000 was restructured as a loan to us. In connection with the private placement, we paid a $100,000 finder's fee. During the quarter ended June 30, 2004, we recovered the finder's fee, which we repaid to the investor to reduce the outstanding principal balance on the loan. It is our intent to repay the $400,000 balance of the loan, along with accrued interest at a commercial rate, at such time as we have completed a further financing with sufficient proceeds to repay the loan.

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

GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern. We had a net loss of $484,504 and $741,428 for the three months and nine months ended September 30, 2004, respectively. At September 30, 2004, we had an accumulated deficit of $2,433,537 and a working capital deficit of $774,946. These factors raise substantial doubt as to our ability to continue as a going concern.

         The application of the going concern concept is dependent upon our ability to receive continued financial support from our creditors, stockholders and external investors and attaining profitable operations through the sale of our software. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Management plans to obtain equity and debt financing from external investors and to actively market our network security applications.

         Management believes the plan described above will be sufficient to meet our liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management's plan will be successful. Failure to obtain the support of additional external investors to finance the development and marketing of our network security applications will cause us to curtail operations and impair our ability to continue as a going concern.

         BASIS OF CONSOLIDATION. Effective November 25, 2003, we issued 17,000,000 common shares in consideration for 100% of the outstanding common shares of CNI. As CNI stockholders obtained control of Cirond Corporation through the exchange of shares, the acquisition of CNI has been accounted for in the consolidated financial statements as a recapitalization transaction, effectively as if CNI had issued shares for consideration equal to our net monetary assets followed by a recapitalization of CNI's common shares. On October 14, 2003, our name was changed from eXmailit.com to Cirond Corporation. The consolidated statements of loss, stockholders' deficiency and comprehensive loss and cash flows reflect the results of operations and changes in financial position of CNI, for the period from its incorporation on March 7, 2001 to September 30, 2004, combined with those of the legal parent, Cirond Corporation, from November 25, 2003, the date of the recapitalization, in accordance with accounting principles generally accepted in the United States of America.

         REVENUE RECOGNITION. Revenue from one-time software license sales is generally recognized once delivery has occurred, evidence of an arrangement exists, the fee is fixed and determinable and collection of the fee is probable, provided there are no significant vendor obligations remaining. For multiple element arrangements, where Vendor Specific Objective Evidence ("VSOE") of fair value is available for all elements, the contract value is allocated to each element proportionately based upon relative VSOE of fair value and revenue is recognized separately for each element. Where VSOE of fair value is available for all undelivered elements, the residual method is used to value the delivered elements. Where VSOE of fair value is not available for an undelivered element, contract accounting is used to account for the entire contract value.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

         Revenues from operations increased from $8,893 for the three month period ended September 30, 2003 to $83,546 for the three month period ended September 30, 2004. Revenue during the three month period ended September 30, 2004, was derived principally from software customization and sales of our Winc, pocketWinc and recently-introduced AirPatrol Mobile, AirPatrol Sentinel and AirPatrol Enterprise software products. Revenue also included the recording of support service fees received under the Source Code Licensing agreement described above which closed in the first quarter of 2004. Our revenues during the three month period ended September 30, 2004 increased significantly compared to the same period in 2003. The increase is attributable to the release of new products (AirPatrol Enterprise and AirPatrol Sentinel) as well as increased marketing initiatives including print and online advertising - as well as the Source Code Licensing Agreement (which accounted for a minority of revenue in the quarter). All of the payments due to us under the Source Code Licensing Agreement were paid at the time of the contract and, at this time, we do not anticipate any further payments; however, we will record a portion of the fees received as revenue each month for the 12 months from January

21, 2004 to January 20, 2005 relating to the support fees earned in connection with this agreement. In addition, management also expects greater contributions to revenue from licensing our network security products in late 2004, as anticipated marketing initiatives for the AirPatrol Enterprise, AirPatrol Sentinel, AirPatrol Mobile and AirSafe product lines get underway. Management is also seeking to enter into other license agreements for our technology during the next 12 months; however, there are no assurances that we will be successful in entering into any such agreements.

         During the third quarter, we invested in a variety of television, online and print marketing initiatives - along with on-going public relations work and the development of new marketing materials related to the new AirPatrol product line - all of which contributed to an increase in marketing expenses compared to the prior year. In addition, we increased our expenditures for research and development in the quarter - which resulted in the shipment of AirPatrol Enterprise, AirPatrol Sentinel, AirSafe, Winc 2.1 and pocketWinc 2.0 in the quarter.

         We also undertook initiatives to attain new financing. Throughout the quarter, management met with potential investment partners and in August 2004, entered into an investment banking agreement with Ascendiant Securities, LLC.

         During the third quarter, we also engaged California-based Regency Capital, Ltd. to assist us in actively pursuing opportunities with potential government customers, particularly in the United States. Regency Capital has, in turn, sub-contracted Atlantic Systems Corporation of Arlington, Virginia (and its Point One, Inc. subsidiary) to work closely with us.

         Our net loss for the three months ended September 30, 2004 was $484,504 compared to a net loss of $179,660 for the three months ended September 30, 2003. The increase in the net loss is primarily the result of increases in advertising and promotion, consulting fees, research and development, and salaries and benefits. Advertising was $44,860 for the quarter compared to $15,752 for 2003 as our products have advanced from the development stage in 2003 to the sales stage in 2004. Professional fees for the quarter were $33,762 compared to $nil for 2003 due to costs incurred in the quarter as a result of being a public company compared to 2003 when CNI was privately held and includes legal fees, accounting fees and costs associated with corporate communications. Compared to 2003, consulting fees increased by $226,848 during the quarter as a result of increased fees paid for online marketing initiatives, corporate finance initiatives and the expensing of the fair value of shares issued in exchange for services totaling approximately $104,000. Also affecting 2004 consulting fees was the fact that we retained on-going marketing and public relations services in 2004 which we had not needed in the same period in 2003, when our products were at an earlier stage of development. Salaries and benefits for the quarter were $65,836 compared to $28,347 for 2003 as a result of our having two more employees in 2004. Research and development during the three months ended September 30, 2004, increased $32,082 compared to 2003 as continued additions were made to the development team in 2004. Expenses are expected to stay at levels on par with the three months ended September 30, 2004 until we have completed significant financings in 2004 that will support increasing staffing levels in research and development and sales and marketing.

         No cash dividends were declared during the three months ended September 30, 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

         Revenues from operations increased from $10,545 for the nine month period ended September 30, 2003 to $905,108 for the nine month period ended September 30, 2004. Revenue from the Source Code Licensing agreement described above, which closed in the first quarter of 2004, accounted for approximately 85% of revenues for the nine months ended September 30, 2004. We also received revenue from software customization and licensing of our Winc Manager, Winc, pocketWinc and recently-introduced AirPatrol Mobile, AirPatrol Sentinel and AirPatrol Enterprise software products. Our revenues during the nine month period ended September 30, 2004 increased significantly compared to the same period during 2003; however, almost all of the increase is attributable to the Source Code Licensing Agreement. All of the payments due to us under this agreement were paid at the time of the contract and, at this time, we do not anticipate any further payments; however, we will record a portion of the fees received as revenue each month for the 12 months from January 21, 2004 to January 20, 2005 relating to the support fees earned in connection with this agreement. In addition, management also expects greater contributions to revenue from licensing our network security products in late 2004, as advertising for the AirPatrol Enterprise, AirPatrol Sentinel and AirSafe products begin. Management is also seeking to enter into other license agreements for our technology during the next 12 months; however, there are no assurances that we will be successful in entering into any such agreements.

         During the first nine months of 2004, our expenses increased over the same period in the prior year as we invested in a variety of television, print and online marketing initiatives and attended four major industry exhibitions in the United States and the United Kingdom - all of which contributed to an increase in marketing expenses compared to the prior year. In addition, we increased expenditures for research and development in that period - all of which resulted in the announcement and shipment of Winc Manager 2.0, AirPatrol Mobile, AirPatrol Enterprise, AirPatrol Sentinel, AirSafe, Winc 2.1 and pocketWinc 2.0. We also undertook initiatives to expand our distribution, which resulted in the conclusion of agreements with hardware vendor Netgear as well as leading online mobile computer software vendors Handango and Pocketgear to carry our products. We also expanded our range of international distribution agreements during this period.

         Our net loss for the nine months ended September 30, 2004 was $741,428 compared to a net loss of $642,274 for the nine months ended September 30, 2003. The increase in the net loss is primarily a result of increased expenses compared to the nine-month period ended September 30, 2003. During the nine-month period ended September 30, 2004, the most dramatic increases in expenses were in the areas of advertising and promotion, consulting fees, professional fees, research and development and salaries and benefits. Advertising and promotion and travel expenses have increased as our products have reached the sales portion of the sales cycle. Professional fees for the nine month period in 2004 were $160,292 compared to $32,201 during 2003 due to costs incurred in 2004 as a result of being a public company, compared to 2003 when CNI was privately held, and includes legal fees, accounting fees and costs associated with corporate communications. Salaries and benefits for the nine month period in 2004 were $185,828 compared to $81,967 for 2003 as a result of our having two more employees in 2004 than in 2003. During the nine months ended September 30, 2004, consulting fees increased by $282,248 compared to the same period during 2003. The increase in consulting fees is due to increased fees paid for online marketing initiatives, corporate finance initiatives and the expensing of the fair value of shares issued in exchange for services totaling approximately $104,000. Also contributing was the fact that we retained on-going marketing and public relations services in 2004 which we did not need in the same period in 2003, when our products were at an earlier stage of development. Travel has also increased as sales and marketing personnel attended more trade shows in 2004 compared to 2003. Research and development is also higher in 2004 as a result of $100,000 of purchased research and development. Expenses are expected to stay at levels on par with three months ended September 30, 2004 until we have completed significant financings in 2004 and 2005 that will support increasing staffing levels in research and development and sales and marketing.

         No cash dividends were declared during the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         As at September 30, 2004, we had cash of $59,301 and a working capital deficiency of $774,946.

         Although our revenues increased over the same period in 2003, our expenses also increased significantly and, as a result, at September 30, 2004, we had less cash than at December 31, 2003. During the nine months ended September 30, 2004, we received the $400,000 loan from the investor (discussed above) and sold 700,000 shares of our common stock in a private placement for gross proceeds of $350,000; however, we did not receive sufficient cash from these activities to offset the increased expenses during the period. Subsequent to September 30, 2004, we received $250,000 from a subscriber for Units, at a price of $1.00 per Unit. Each Unit consists of one share of our common stock and one warrant to acquire an additional share of common stock at a price of $1.00 per share for a period of 12 months from the date of subscription. As of the date of this report, we are in the process of completing the documentation necessary to accept the subscription and the funds have been accounted for as a subscription payable. If we do not complete the documentation to accept the subscription and/or if the investor decides to rescind the subscription, we may have to return the funds to the investor.

         Receivables of approximately $24,428 consisted of sales made to Guest Tek Corporation in August and sales on Esellerate and Handango websites in September and paid to us in October, as well as refundable taxes from the Canadian government. The amounts receivable at December 31, 2003 of $19,679 were collected in the first quarter of 2004.

         Prepaid expenses consisted of prepaid rent.

         Property plant and equipment consisted of hardware equipment purchased from independent suppliers in North America for the development of our products.

         Consulting fees payable consisted of payables owed to two of our officers, Nicholas Miller and Mitchell Burton. During the nine months ended September 30, 2004, consulting fees payable decreased by $19,484 due mostly to an extra payment made to Mr. Miller.

         Deferred revenue includes support revenue in connection with the Source Code Licensing Agreement, which is being recognized each month for the 12 months from January 21, 2004 to January 20, 2005.

         Accounts payable decreased from December 31, 2003 to September 30, 2004 as a result of liabilities relating to accrued vacation pay for employees being reduced as our employees took vacations during the period and payment of payables outstanding at year end for legal fees relating to our acquisition of CNI. Loan payable was higher at September 30, 2004, compared to December 31, 2003, as a result of the $400,000 loan resulting from the restructuring of the $2 million investment transaction (discussed above).

         Share subscriptions payable consisted of $25,000 received by us during the quarter by an investor subscribing for shares of our common stock. As of the date of this report, we are in the process of issuing the shares of common stock to the subscriber.

         During the nine month period ended September 30, 2004, the net cash used by operating activities was $641,714. In order to proceed with business development and normal operations, net cash used in investing activities was $23,550.

         As disclosed above, on March 29, 2004, we received funds from a private investor in connection with a private placement which, during the quarter ended June 30, 2004, was restructured resulting in a return of $1,600,000 to the investor and a loan to us of $400,000. We also received $350,000 from the sale of our common stock during the nine months ended September 30, 2004; however, the sale of the common stock and the loan from the investor did not provide us with sufficient funds to meet all of our cash obligations. As a result, we experienced a net decrease in cash and cash equivalents of $26,765 during the nine months ended September 30, 2004.

         In order to meet our continuing cash requirements and to successfully implement our growth strategy, in addition to relying on revenue from our operating activities, we will continue to seek additional funding from potential investors. In the event that additional financing is required, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to us. The Auditors' report on our consolidated financial statements for the year ended December 31, 2003 includes an explanatory paragraph that states that we have incurred losses since inception and had a working capital deficiency at December 31, 2003, factors which raise substantial doubt about our ability to continue as a going concern. There has been no change in these factors during the nine months ended September 30,

2004. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PLAN OF OPERATION

         We believe we do not have sufficient funds to cover our operating overhead. Management is in the process of negotiating various financing transactions through the sale of our securities which we hope will raise sufficient capital to provide us with financing to fund our operations for at least eight months. There are no assurances, however, that we will be successful in completing any such financing transactions. If we are unable to raise additional capital, we may have to cease operations. In addition, we do not have sufficient funds to repay the aforementioned $400,000 loan.

         In order to satisfy our cash requirements in the next twelve months, we will need to raise additional funds. Accordingly, we intend to conduct additional financings to raise funds from private investors; however, there are no assurances that we will be able to complete any such financings.

         During June 2004, we began a private placement offering of 2,000,000 shares of common stock at a price of $0.50 per share for an aggregate of $1,000,000. As of September 30, 2004, we had received subscriptions in the offering totaling $350,000 and we had issued 650,000 shares of common stock to the subscribers. We are in the process of issuing the remaining 50,000 shares. Subsequent to September 30, 2004, we received $250,000 from a subscriber for Units, at a price of $1.00 per Unit. Each Unit consists of one share of our common stock and one warrant to acquire an additional share of common stock at a price of $1.00 per share for a period of 12 months from the date of subscription. As of the date of this report, the Company is in the process of completing the documentation necessary to accept the subscription and the funds have been accounted for as a subscription payable. If we do not complete the documentation to accept the subscription and/or if the investor decides to rescind the subscription, we may have to return the funds to the investor.

         We intend to continue our product research and development activities to further enhance our existing product line and to create new products focused on the same markets. We have budgeted approximately $700,000 for research and development costs during fiscal 2004 and we have budgeted at least $800,000 for research and development costs during the first nine months of fiscal 2005. Our spending on research and development is contingent upon us receiving sufficient funding to support such expenditures.

         We do not plan to purchase or sell any significant plant or equipment during the remainder of 2004 or during the first nine months of 2005.

         We expect to increase the number of employees by approximately 10 to 20 individuals in the areas of engineering, marketing, sales, and customer support during the remainder of fiscal 2004 and/or during the first nine months of 2005, provided we have sufficient funding to support the hiring of additional employees.

         We develop software solutions and provide network security products and consulting services to governments and private sector businesses to combat the threat to wired networks represented by the deployment of unauthorized wireless networks. Our solutions can also be used to implement, secure and manage wireless networks. We anticipate that, if sufficiently funded over the next twelve months our focus will be: marketing our products, supporting customers, and conducting on-going research and development.

         We also intend to enter into other license agreements for our technology, similar to the source code licensing agreement described above, during the next 12 months; however, there are no assurances that we will be successful in entering into any such agreements.

         If we are successful in implementing our growth strategy, management believes that we can undergo a period of rapid growth. For our AirPatrol technology, we will actively search for more partners for the provision of software licenses and related software consultancy and engineering services in relation to its further development. Management expects AirPatrol Mobile, AirPatrol Enterprise, AirPatrol Sentinel, AirSafe, Winc 2.1 and pocketWinc 2.0 to ship in greater numbers in late 2004 and 2005, and thus will require further software developments and upgrades for the remainder of the year.

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

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.


                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          We are not a party to any pending legal proceedings.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          During June 2004, we began conducting an offering of 2,000,000 common shares at a price of $0.50 per share, for an aggregate of $1,000,000. We did not utilize any underwriters in connection with the offering; however, we agreed to pay commissions of up to 10% to persons who assisted us with the offering. We offered the common shares only to accredited investors and, as such, the securities were offered and sold pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. As of September 30, 2004, we had received subscriptions for an aggregate of $350,000 (700,000 common shares) from eight investors. During the quarter ended September 30, 2004, we issued 650,000 shares of common stock to the investors and we are in the process of issuing the remaining 50,000 shares of common stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          By written consent dated September 21, 2004, shareholders holding 18,000,000 of the 35,260,000 shares (51.1%) of our common stock which were issued and outstanding and entitled to vote as of September 21, 2004, approved and adopted our 2004 Stock Option Plan. The shareholder approval is effective 20 days from the date that a definitive information statement is mailed to our shareholders pursuant to Rule 14c2-(b) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. If the definitive information statement is not mailed to our shareholders by August 31, 2005, any options granted under the 2004 Stock Option Plan will be rescinded and void.

ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS.

          Exhibits:
          ----------------------------------------------------------------------
            REGULATION
            S-B NUMBER                      EXHIBIT
          ----------------------------------------------------------------------
               2.1 Stock Exchange Agreement by and between Cirond Corporation (f/k/a eXmailit.com) and Seaside Holdings Inc. (f/k/a Cirond Technologies Inc.) dated August 29, 2003 (1)
          ----------------------------------------------------------------------
               2.2 First Amendment to Stock Exchange Agreement by and between Cirond Corporation and Seaside Holdings Inc. (f/k/a Cirond Technologies Inc.) dated November 13, 2003 (1)
          ----------------------------------------------------------------------
               2.3       Articles of Exchange (2)
          ----------------------------------------------------------------------
               3.1       Articles of Incorporation, as amended (2)
          ----------------------------------------------------------------------
               3.2       Bylaws, as amended (2)
          ----------------------------------------------------------------------
              10.1       Management Advisory Services Agreement with Amber Tiger
                         Holdings Corp. dated February 1, 2002 (2)
          ----------------------------------------------------------------------
              10.2       Management Advisory Services Agreement with Headline
                         Technologies Ltd. dated February 1, 2002 (2)
          ----------------------------------------------------------------------
              10.3       2003 Stock Option Plan (2)
          ----------------------------------------------------------------------
              10.4 Management Advisory Services Agreement with Amber Tiger Holdings Corp. dated January 1, 2004 (2)
          ----------------------------------------------------------------------
              10.5       2004 Stock Option Plan (3)
          ----------------------------------------------------------------------
              31.1       Rule 13a-14(a) Certification of Chief Executive Officer
          ----------------------------------------------------------------------
              31.2       Rule 13a-14(a) Certification of Chief Financial Officer
          ----------------------------------------------------------------------

          ----------------------------------------------------------------------
            REGULATION
            S-B NUMBER                      EXHIBIT
          ----------------------------------------------------------------------
              32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                         Act of 2002 of Chief Executive Officer
          ----------------------------------------------------------------------
              32.2       Certification Pursuant to 18 U.S.C. Section 1350, as
                         Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
          ----------------------------------------------------------------------

          -------------------
          (1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated November 25, 2003, filed December 5, 2003.
          (2) Incorporated by reference to the exhibits to the registrant's Annual Report on Form 10-KSB, filed May 7, 2004.
          (3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated September 20, 2004, filed October 5, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CIROND CORPORATION



Date:  November 12, 2004                By: /s/ DAVID REDEKOP
                                           -------------------------------------
                                        David Redekop
                                        Chief Financial Officer