Form 10KSB
period 2004-12-31
CIROND CORP
filed 2005-03-23
CIK 1132810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
         For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________________ to ______________

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

State issuer's revenues for its most recent fiscal year:  $955,931

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $6,387,523 AS OF MARCH 18, 2005

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,110,000 AS OF MARCH 11, 2005

Transitional Small Business Disclosure Format (Check one):    Yes    ; No  X
                                                                 ---     ----

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

OUR BUSINESS

         CNI was founded in March 2001 to develop technologies designed to enhance the performance and security of wireless networking technologies, with an initial specific focus on 802.11b Wireless Local Area Network ("WLAN") technology. A WLAN is one in which a mobile user can connect to a local area network ("LAN") through a wireless (radio) connection. The 802.11b standard for WLANs - often called "WiFi" - is part of the 802.11 series of WLAN standards from the Institute of Electrical and Electronics Engineers ("IEEE"). CNI conducts its research and development activities through its subsidiary, Cirond Networks (Canada) Inc., a British Columbia corporation.

         CNI's initial product set, which was announced in late 2002 and shipped in 2003, included a wireless network management and security solution, known as Winc Manager, and a pair of wireless connectivity utilities, known as Winc and pocketWinc.

         In late 2003, we announced a new family of products dedicated primarily to the goal of securing wired networks against the threat of unauthorized wireless devices (such as wireless-equipped laptop computers and wireless access points). These products were announced under the AirPatrol name and included AirPatrol Enterprise(TM) and AirPatrol Mobile(TM). AirPatrol Enterprise(TM) is a network security product aimed at securing an organization's network against the wireless threat around the clock and capable of being repurposed as a wireless network management solution at such time as the customer implements a wireless network. AirPatrol Mobile(TM) is a software-only solution that allows customers to detect and locate unauthorized wireless devices and access points without the use of any specialized hardware.

         On July 19, 2004, we announced that we were focusing our entire resources around the AirPatrol product line as part of a comprehensive strategy to deal with the significant threat to network security posed by the implementation of wireless laptop computers and other wireless devices. We believe that whenever a wireless-enabled computer is plugged into an organization's network, and certain wireless capabilities are left on, network security is potentially compromised, as access to the network can be inadvertently broadcasted to unauthorized and potentially undetected users outside the organization's premises. Similarly, we believe that the installation of unauthorized wireless access points, which are being purchased and installed increasingly by employees so they can use their laptops wirelessly within an office, exposes organization networks to a high level of danger.

         Our strategy addresses wireless security threats with a two-pronged approach: first, by addressing the problem at its source, by automatically disabling the wireless capability of laptops whenever they are connected to the organization's wired network; and second, by providing a comprehensive capability to not only detect but also to located unauthorized wireless devices. We believe this strategy enables organizations to lock out access by preventing wireless laptops from inadvertently providing unauthorized access to the organization's network, and to notify the organization by providing wireless equipment detection and location capability.


PRODUCTS

Our products include the following:

         AIRPATROL ENTERPRISE(TM). AirPatrol Enterprise(TM) is a comprehensive wireless network management and security solution designed for medium to large organizations. AirPatrol Enterprise(TM) can be used either by organizations that have implemented a wireless network to manage and secure it, or by organizations to ensure against and detect the unauthorized use or implementation of wireless technology. The product is based on the customer's server. Unlike the AirPatrol Mobile(TM), which scans only when the user is walking around the premises conducting a scan, the AirPatrol Enterprise(TM) scans constantly. Whenever an unauthorized or unidentified station is identified, a pop-up box on the system manager's screen is triggered to alert him or her of a possible problem. The alert system can be programmed to operate on a remote computer, to an e-mail to a hand-held computing device, or by a text message to a mobile phone. AirPatrol Enterprise(TM) is priced at $6,995.00

         AIRPATROL SENSOR(TM). This is a hardware device that detects and locates rogue wireless access points and rogue ad hoc networks. It weighs approximately 1.1 pounds and measures approximately 1.4 inches by 6.1 inches by
3.9 inches. The sensor is compatible with 802.11 a, b, and g standards worldwide and supports the IEEE 802.3af standard for Power over Ethernet, for easier and lower cost installation. For organizations that do not currently have a wireless network and wish to secure their organization against the security threat posed by the unauthorized installation and use of wireless network equipment, we recommend using several sensors in conjunction with the AirPatrol Enterprise(TM) in each area to be monitored for wireless activity. The sensors detect and analyze all wireless stations and airborne packets within range, process the data, and forward the information to AirPatrol Enterprise(TM), which runs on a desktop PC connected to the wired network. A packet is a piece of a message transmitted over a network that contains the destination address in addition to the data. Our retail price for this product is $495.00.

         AIRSAFE(TM). This is a software utility that automatically disables a notebook computer's wireless radio whenever the computer is plugged into a wired organization's network. This is designed to eliminate the possibility of a user inadvertently wirelessly rebroadcasting an authorized connection to the organization's network to unauthorized users. This product works with all wireless enabled Microsoft Windows(TM)-based mobile computers. Our retail price is $995.00 for 50 client licenses, $2,495.00 for 200 client licenses, and $8995.00 for 1000 client licenses.

         AIRPATROL MOBILE(TM). This is a software-only solution for detecting and locating rogue wireless devices using a laptop or tabletop mobile computer. Users running this software can perform scans at different locations on their premises. By performing a wireless scan at three or more locations per floor, AirPatrol(TM) Mobile can pinpoint the location of a rogue access point using an on-screen map of the floor plan of the premises. AirPatrol(TM) Mobile can also detect and locate "hidden" wireless networks, which are networks configured with the SSID identity of the wireless access point switched off, as well as 802.11a, 802.11b, and 802.11g-based wireless networks. SSID, which stands for Service Set Identifier, is essentially a name that identifies a wireless network. Our retail price for this product is $995.00.

         AIRPATROL SENTINEL(TM). This is a software-based network scanning tool that provides continuous "wired side" detection of unauthorized wireless devices. It constantly scans the wired network for any evidence of new wireless devices being attached to the network. Upon detection of a wireless access point, AirPatrol Sentinel(TM) displays the type of access point, its IP address, unique MAC address, wireless channel on which it is operating, transmitter power, and the SSID it is using. IP, which stands for Internet Protocol, specifies the format of packets and the addressing scheme. MAC address, which is short of Media Access Control address, is a hardware address that uniquely identifies each node of a network. Network administrators can then use this information to determine the location of the access point. Our retail price for this product is $995.00.

         WINC 2.1. CNI's Winc is a software-based wireless access connectivity tool designed to simplify the process of finding and connecting to wireless networks, as well as diagnosing various elements of the wireless network connection to the Internet. Winc works with mobile and desktop personal computers running Microsoft Windows 2000, Microsoft Windows XP, and Microsoft Windows XP Tablet PC Edition to automatically detect and connect to networks and store personalized profiles so that users can automatically connect to networks without having to reconfigure their settings each time. Winc also allows users to set up ad hoc networks anywhere to share resources, such as a high-speed connection to the Internet, and data within a workgroup, without requiring a wireless access point. Winc is the "client software" required for implementation of AirPatrol(TM) Enterprise. Winc 2.1 has a retail price of $19.95.

         POCKETWINC. This is a wireless access connectivity tool that provides many of the same features as Winc, but operates on handheld computers running the Microsoft Pocket PC 2002 and Microsoft Mobile Windows 2003 operating system platforms. pocketWinc 2.0 has a retail price of $19.95.

SALES AND MARKETING

         We use a four-tiered method of sales and distribution as follows:

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

         4) Marketing representatives - We have engaged Regency Capital Partners to introduce our products to the Central Intelligence Agency, the National Security Administration, various branches of the military, and other government entities. Through this relationship, we have a presence in Arlington, Virginia.

CUSTOMERS

         During the fiscal year ended December 31, 2004, a source code licensing agreement with Computer Associates generated 83% of our revenues. During the current fiscal year, we do not expect to be dependent on any key customers.

COMPETITION

         The WiFi, or WLAN industry, is characterized by intense competition. There are many companies, both public and private, offering WiFi management and security solutions. Our solutions cover a broad range of competitors. These competitors include companies such as AirDefense, Airespace, AirMagnet, Inc., Aruba Wireless Networks, Cisco Systems, Inc., Network Chemistry, Network Instruments, LLC, and Newbury Networks, Inc. Most of these firms have products that protect wireless networks from outside attacks. We believe that our most significant competitive advantage is that our product protects a wired network against attack from a connected laptop that is wireless enabled.

         We believe that customers select products based on cost, ease of installation and use, and product features, and that we compete favorably on these factors. Since our products are software, with the exception of AirPatrol Sensor(TM), customers do not have to purchase specialized hardware. Our software can be downloaded and immediately operational.

         Many, if not most of our competitors, however, have greater financial resources and have been able to market their products more extensively. Some of our competitors have existing customers bases for non-competitive products, which provides them with the advantage of greater market recognition.

PATENTS

         We recently filed provisional patents in the United States and Canada on our AirSafe(TM) product. We have until May 29, 2005 to take further action in order to maintain this patenting pending status.

RESEARCH AND DEVELOPMENT

         During the fiscal years ended December 31, 2004, 2003 and 2002, we spent $576,894, $404,886, and $251,438, respectively, on research and development activities.

GOVERNMENT REGULATION

         We do not anticipate that any government regulations will significantly affect our business.

EMPLOYEES

         As of December 31, 2004, we employed a total of 14 persons, of which 7 were full-time and 7 were consultants. None of our employees is covered by a collective bargaining agreement.


ITEM 2.  DESCRIPTION OF PROPERTY.

         Our principal offices are located at 4185 Still Creek Drive, Suite B101, Burnaby, British Columbia, Canada. The base rent on the lease is CDN$2,644 per month. The operating costs relating to the lease are approximately CDN$4,256 per month. We lease approximately 3,173 square feet under a lease that expires April 30, 2006.

         We lease approximately 400 square feet of office space at 1999 Bascom Avenue, Suite 700, Campbell, California, at a cost of approximately $800 per month, on a month-to-month basis.


ITEM 3.  LEGAL PROCEEDINGS.

         We are not a party to any pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         Our common stock has been listed on the over-the-counter bulletin board ("OTCBB") since September 3, 2002, originally under the symbol "EXMA." Since October 16, 2003, it has been listed under the symbol "CROO." The trading symbol often appears as "CROO.OB" in quotation requests on the Internet. Trading did not commence until December 5, 2003. The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years and the current fiscal year, and have been adjusted to reflect a 1-for-16 reverse stock split. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

         FISCAL QUARTER ENDING                      HIGH BID          LOW BID

         December 31, 2003...................       $   1.01         $   1.01
         March 31, 2004......................       $   1.50         $   0.65
         June 30, 2004.......................       $   1.50         $   1.26
         September 30, 2004..................       $   1.60         $   0.85
         December 31, 2004...................       $   1.38         $   0.45

         On March 18, 2005, the closing bid price for the common stock on the OTC Bulletin Board was $0.25.

HOLDERS

         As of March 11, 2005, there were 164 record holders of our common stock.

DIVIDENDS

         We do not anticipate paying dividends on our common stock at any time in the foreseeable future. Our board of directors plans to retain earnings for the development and expansion of our business. Our directors also plan to regularly review our dividend policy. Any future determination as to the payment of dividends will be at the discretion of our directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and other factors as the board may deem relevant. We cannot pay any dividends on our common stock if any dividends due on our outstanding Series B preferred stock are unpaid. Dividends of $2,466 were accrued to December 31, 2004 related to redeemable, convertible preferred stock issued on December 22, 2004.

SALES OF UNREGISTERED SECURITIES

         All sales of unregistered equity securities made during the quarter ended December 31, 2004 were reported in our current reports on Form 8-K.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

         On November 25, 2003, pursuant to a Stock Exchange Agreement with Seaside Holdings Inc. (f/k/a Cirond Technologies Inc.), a Colorado corporation ("CTI"), as amended by the First Amendment to the Stock Exchange Agreement dated November 13, 2003 (the "First Amendment") (the Exchange Agreement and the First Amendment are collectively referred to herein as the "Agreement"), we acquired all of the issued and outstanding capital stock of CTI's wholly owned subsidiary, Cirond Networks, Inc., a Nevada corporation ("CNI"), in exchange for 17,000,000 post-Forward Split shares of our common stock. As a result of this share exchange, CTI owned approximately 51.2% (not taking into account the issuance of 750,000 shares of our common stock in a private placement, the certificates for which were issued subsequent to December 31, 2003, or 1,300,000 shares of common stock issued for the CNI Indebtedness described below) of our issued and outstanding shares. In addition, pursuant to the terms of the Agreement, we issued an aggregate of 1,300,000 post-Forward Split shares of our common stock to fulfill CNI's debt obligations totaling $650,000 owed to Cirond Venture Partners Inc., Stumdell Limited, and Steven Velardi. These three parties loaned $650,000 to CNI and agreed to be paid in shares at the same price at which shares were sold in the private placement.

         As a result of the Agreement, effective November 25, 2003, CNI became our wholly-owned subsidiary. We changed our name to Cirond Corporation as of October 14, 2003.

         For accounting purposes, the acquisition of CNI has been accounted for as a recapitalization transaction. Under recapitalization accounting, CNI is considered to have issued shares for consideration equal to our net monetary assets with the results of our operations included in the consolidated financial statements from the date of recapitalization on November 25, 2003. The consolidated statements of loss, stockholders' deficiency and comprehensive loss and cash flows reflect the results of operations and changes in financial position of CNI, for the period from January 1, 2003 to December 31, 2003 and January 1, 2004 to December 31, 2004, combined with those of the legal parent, Cirond Corporation, from November 25, 2003, the date of the recapitalization, in accordance with accounting principles generally accepted in the United States of America.

         As CNI is a software development company, it earns revenues through license sales of its products, all of which utilize the proprietary technology developed by CNI. Development of the technology requires a significant outlay of cash before a viable product is developed that utilizes the technology. After development of a product, even more cash is required to market the product before any revenues are realized. Accordingly, the challenge that faces many software development companies is being able to obtain enough cash to fund research and development and marketing expenses and sustain the company until revenues are generated. Such funds are needed fairly quickly after products are developed, as the environment in which the products are used is constantly changing. Companies face the risk of discovering that their products do not meet the needs of the potential customers or are technologically outdated after a marketing campaign is launched.

         CNI entered into the above transaction with a publicly-held company to improve its ability to obtain funding for research and development of its products and marketing efforts. Management believed that it would be easier to obtain funding if investors identified an "exit strategy" via the public marketplace. By entering into the non-exclusive source code licensing agreement with Computer Associates International, Inc. in January 2004, management believed that CNI had achieved validation of its product by a well-recognized firm in the computer industry. During 2004, we raised $323,500 through the issuance of our common shares for cash and $1,815,000 through the sale of convertible preferred shares. In addition, we were able to pay for the consulting services of Securities Trading Services Inc. with common shares. We used these funds for operations, which included research and development expenses of $576,894 and marketing efforts.

         While we will continue to improve our products, we believe that we have now developed a viable suite of products dedicated to the goal of securing wired networks against the threat of unauthorized wireless devices that is ready for the marketplace. For the current fiscal year, management is focusing its efforts and resources on marketing products through several channels. While we are pursuing the licensing of our technology to other software development firms and wireless network hardware manufacturers, such as the Computer Associates type of arrangement, we are also trying to offer direct sales through our web site, through value added resellers, and through marketing representatives.

GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern. We had net losses of $1,437,439 and $1,063,962 and negative cash flows from operations of $1,155,226 and $925,867 for the years ended December 31, 2004 and 2003, respectively. At December 31, 2004, we had an accumulated deficit of $3,141,514. These factors raise substantial doubt as to our ability to continue as a going concern.

         The application of the going concern concept is dependent upon our ability to receive continued financial support from our creditors, stockholders and external investors and attaining profitable operations through the sale of our software. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities in other than the normal course of operations. Management plans to obtain equity and debt financing from external investors and to actively market our network security applications.

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the valuation of accounts receivable and inventories, the impairment of long-lived assets, any potential losses from pending litigation and deferred tax assets or liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

         REVENUE RECOGNITION. In accordance with the provisions of the American Institute of Certified Public Accountant's Statement of Position 97-2 "Software Revenue Recognition," revenue from software license sales, both directly and through value-added resellers, is recognized once delivery has occurred, evidence of an arrangement exists, the fee is fixed and determined and collection of the fee is probable, provided there are no significant vendor obligations remaining. We estimate allowances for returns arising from warranty provisions based on historical experience. For multiple element arrangements, where Vendor Specific Objective Evidence ("VSOE") of fair value is available for all elements, the contract value is allocated to each element proportionately based upon relative VSOE of fair value and revenue is recognized separately for each element. Where VSOE of fair value is available for all undelivered elements, the residual method is used to value the delivered elements. Where VSOE of fair value is not available for an undelivered element all revenue for the arrangement is deferred until the earlier of the point at which VSOE does exist or all elements of the arrangement have been delivered, unless the undelivered elements are post contract customer support arrangements, in which case the arrangement revenue is recognized ratably, or services, in which case the arrangement revenue is recognized as the services are provided. Periodically we sell to value-added resellers ("VAR") under terms consistent with those applied to other customers. We do not offer price protection or rights of return to VARs and consideration terms and sales are not dependent on the option of the resellers.

RESULTS OF OPERATIONS

         FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2003

         Revenues from operations increased from $27,649 for the year ended December 31, 2003 to $955,931 for the year ended December 31, 2004. Revenue from the Source Code Licensing agreement described above, which closed in the first quarter of 2004, accounted for approximately 83% of revenues for the 2004 fiscal year. We also received revenue from licensing of our Winc Manager, Winc, pocketWinc and recently introduced AirPatrol Mobile, AirPatrol Sentinel and AirPatrol Enterprise software products. Our revenues during the 2004 fiscal year increased significantly compared to the same period during 2003; however, almost all of the increase is attributable to the Source Code Licensing Agreement. All of the payments due to us under this agreement were paid at the time of the contract and, at this time, we do not anticipate any further payments. We have recorded a portion of the fees received as revenue each month for the 12 months from January 21, 2004 to January 20, 2005 relating to the support fees earned in connection with this agreement. Management is seeking to enter into other license agreements for our technology during the next 12 months; however, there are no assurances that we will be successful in entering into any such agreements.

         During fiscal 2004, our expenses increased over the prior year as we invested in a variety of television, print and online marketing initiatives and attended four major industry exhibitions in the United States and the United Kingdom - all of which contributed to an increase in marketing expenses compared to the prior year. In addition, we increased expenditures for research and development in that period - all of which resulted in the announcement and shipment of Winc Manager 2.0, AirPatrol Mobile, AirPatrol Enterprise, AirPatrol Sentinel, AirSafe, Winc 2.1 and pocketWinc 2.0. We also undertook initiatives to expand our distribution, which resulted in the conclusion of agreements with hardware vendor Netgear as well as leading online mobile computer software vendors Handango and Pocketgear to carry our products. We also expanded our range of international distribution agreements during this period.

         Our net loss for the year ended December 31, 2004 was $1,437,439 compared to a net loss of $1,063,962 for the year ended December 31, 2003. The increase in the net loss is primarily a result of the 120% increase in expenses compared to the year ended December 31, 2003. During the 2004 fiscal year, the most dramatic increases in expenses were in the areas of advertising and promotion (218%), consulting fees (239%), office and administrative (226%), professional fees (104%), and salaries and benefits (141%). Advertising and promotion and travel expenses have increased as our products have reached the sales portion of the sales cycle. Professional fees for fiscal 2004 were $203,775 compared to $100,071 during 2003 due to costs incurred in 2004 as a result of being a public company, compared to 2003 when CNI was privately held, and includes legal fees, accounting fees and costs associated with corporate communications. Salaries and benefits for fiscal 2004 were $238,598 compared to $98,894 for 2003 as a result of our having two more employees in 2004 than in 2003, and the result of the accrual of a termination settlement payment for a terminated employee in the amount of $45,000, which was paid in January 2005. During fiscal 2004, consulting fees increased by from $255,945 to $868,883. The increase in consulting fees is due to increased fees paid for online marketing initiatives, corporate finance initiatives and the expensing of the fair value of shares issued in exchange for services totaling approximately $229,976. Also contributing was the fact that we retained on-going marketing and public relations services in 2004, which we did not need in the same period in 2003, when our products were at an earlier stage of development. Travel has also increased as sales and marketing personnel attended more trade shows in 2004 compared to 2003. Research and development is also higher in 2004 as a result of $100,000 of purchased research and development.

         Dividends of $2,466 were accrued to December 31, 2004 related to redeemable, convertible preferred stock issued on December 22, 2004. No cash dividends were declared during the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2004, we had cash of $1,308,086 and a working capital surplus of $497,618 due to the completion of a private placement of redeemable, convertible preferred stock and warrants in late December 2004, resulting in net proceeds of $1,815,000. In addition, we sold shares of our common stock during 2004, which resulted in net proceeds of $323,500 and received share subscription proceeds of $400,000. The $2,403,499 of cash provided by our financing activities offset the $1,155,226 of cash used in operations and $26,253 used in investing activities.

         Receivables of $14,883 at December 31, 2004 consisted of sales made on Esellerate and Handango websites in December 2004 and paid to us in January 2005, as well as refundable taxes from the Canadian government. The entire amounts receivable at December 31, 2004 of $14,883 was collected in the first quarter of 2005. The amounts receivable at December 31, 2003 of $19,679 was collected in the first quarter of 2004.

         Prepaid expenses consisted of prepaid rent.

         Property plant and equipment consisted of hardware equipment purchased from independent suppliers in North America for the development of our products.

         Consulting fees payable consisted of payables owed to two of our officers, Nicholas Miller and Mitchell Burton.

         Deferred revenue at December 31, 2004 included support revenue in connection with the Source Code Licensing Agreement, which was recognized each month for the 12 months from January 21, 2004 to January 20, 2005.

         Accounts payable increased from December 31, 2003 to December 31, 2004 as a result of the increased level of operating expenses and liabilities relating to accrued severance pay of $45,000 for a terminated employee.

         In April 2004, we received $2,000,000 in funds from a private investor in connection with a private placement offering pursuant to an irrevocable subscription agreement. During the quarter ended June 30, 2004, the investor requested that his investment be rescinded and, without waiving any of our rights we may have against the investor under the subscription agreement, we returned $1,500,000 to the investor of the $2,000,000 received. In connection with the private placement, we paid a $100,000 finder's fee. During the quarter ended June 30, 2004, we recovered the finder's fee, which we returned to the investor as well. It is our intent to return the $400,000 balance of the investment only when the investor enters into a mutual settlement agreement acceptable to us. Even though we have offered to return the remaining $400,000 to the investor if the investor executes a mutual settlement agreement, the investor has refused to execute the settlement agreement. We have informed the investor that if he continues to refuse to execute the settlement agreement, we will enforce the terms of the subscription agreement relating to the remaining $400,000 and issue shares of our common stock and common stock purchase warrants in accordance with the terms of the subscription agreement. The investor has indicated that he may initiate an action to recover the remaining $400,000. Although we have returned $1,600,000 of the $2,000,000 invested, we have not admitted to any facts or circumstances that would support a legal right to rescind the investment and we intend to vigorously defend any legal action on that basis. The $400,000 is reflected as share subscriptions payable at December 31, 2004.

         During June 2004, we began a private placement offering of 2,000,000 shares of common stock at a price of $0.50 per share for an aggregate of $1,000,000. We concluded the offering in September 2004, selling a total of 700,000 shares for net cash proceeds of $323,500.

         In December 2004, we entered into securities purchase agreements with several accredited investors pursuant to which we agreed to sell, and the investors agreed to purchase, 2,000 shares of Series B 5% Redeemable Convertible Preferred Stock, warrants to purchase 2,325,584 shares of common stock, and Additional Investment Rights for a total of $2,000,000. The warrants are exercisable for five years at $0.55 per share. The preferred stock may be converted in shares of common stock at a price of $0.43 per share. The Additional Investment Rights entitle the investors to buy up to $4,000,000 of preferred stock and warrants on the same terms for period of six months following the effective date of the registration statement we agreed to file, of which this prospectus is a part. We disclosed, as a subsequent event, the receipt of common share subscriptions totaling $250,000 in our September 30, 2004 consolidated interim financial statements. The subscriber agreed to apply its $250,000 investment to purchase 250 shares of preferred stock in connection with this financing.

         In connection with the subscription, we paid Ascendiant Securities, LLC a cash commission of $160,000 and a non-accountable expense allowance of $25,000, and issued Ascendiant warrants for the purchase of up to 1,674,419 shares of common stock at $0.55 per share. The warrants are exercisable for a five-year period commencing from the date on which the right to exercise the warrants vested. The warrants are currently vested as to 372,093 shares. Further vesting will occur as warrants and the Additional Investment Right securities are exercised. The warrants contain piggyback registration rights and a net exercise provision.

PLAN OF OPERATION

         We believe we do not have sufficient funds to cover our operating overhead for the next twelve months. While we had approximately $1,300,000 of cash at December 31, 2004, our projected "burn rate" for the current fiscal year is approximately $150,000 per month. This cash flow rate is representative of the capital requirements over the twelve-month period from the date of the prospectus, based on our current growth plan. Our plans for the current fiscal year include doubling the size of research and development expenditures from $576,894 in 2004 to approximately $1.2 million in 2005 and increasing amounts spent on marketing and sales from $220,715 in 2004 to approximately $5.4 million. We anticipate that, if sufficiently funded over the next twelve months, our focus will be: marketing our products, supporting customers, and conducting on-going research and development.

         We intend to continue our product research and development activities to further enhance our existing product line and to create new products focused on the same markets. We have budgeted approximately $1.2 million for research and development costs during fiscal 2005. Our spending on research and development is contingent upon us receiving sufficient funding to support such expenditures. We do not plan to purchase or sell any significant plant or equipment in 2005. We expect to increase the number of employees by approximately 10 to 20 individuals in the areas of engineering, marketing, sales, and customer support during fiscal 2005, provided we have sufficient funding to support the hiring of additional employees.

         Accordingly, we estimate that we will need cash from one or more external sources of approximately $700,000 to $800,000 over the next twelve months. While we issued Additional Investment Rights as part of our December 2004 private placement that could potentially result in gross proceeds of $4,000,000 if fully exercised, we cannot assure you that any of the rights will be exercised. Therefore, we intend to conduct additional financings to raise funds from private investors. However, there are no assurances that we will be able to complete any such financings.

         If we are successful in implementing our growth strategy, management believes that we can undergo a period of rapid growth. For our AirPatrol technology, we will actively search for more partners for the provision of software licenses and related software consultancy and engineering services in relation to its further development. Management expects AirPatrol Mobile, AirPatrol Enterprise, AirPatrol Sentinel, AirSafe, Winc 2.1 and pocketWinc 2.0 to ship in greater numbers in 2005, and thus will require further software developments and upgrades for the remainder of the year. We also intend to enter into other license agreements for our technology, similar to the source code licensing agreement described above, during the next 12 months; however, there are no assurances that we will be successful in entering into any such agreements.

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


FORM 8B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

        Our executive officers and directors are:

        NAME                      AGE     POSITION
        Nicholas R. Miller         53     CEO, President, and Director
        David Redekop              33     Chief Financial Officer and Treasurer
        Mitchell G. Burton         41     Chief Technology Officer
        Isaac Moss                 52     Secretary
        Tate Holt                  53     Director
        Blain Archer               55     Director

         Our shareholders elect our directors annually and our board of directors appoints our officers annually. Vacancies in our board are filled by the board itself. Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

         NICHOLAS MILLER, CEO, PRESIDENT, AND DIRECTOR. Nicholas Miller has held his positions with us since November 25, 2003. Immediately prior to his appointment, he was the founder, officer, director, CEO and chairman of Cirond Networks, Inc. (a private company based in Campbell, California), Cirond Technologies Inc. (from June 30, 2002 to present and n/k/a Seaside Holdings Inc.) and Cirond Networks Canada Inc. (a wholly owned subsidiary of Cirond Networks, Inc. based in British Columbia, Canada) - Cirond Networks Canada Inc. and Cirond Networks, Inc. were founded in March 2001. Between 1999 and March 2001, Mr. Miller was president of Arundel Holdings, a private Canadian investment company. During that period, he also served as a director of Ezenet Corp. (a public company traded on the TSX) until it was acquired by Cognicase Inc. in August 2001. In addition, Mr. Miller was a director of Workfire.com (a privately-held Nevada company, acquired by Packeteer Inc. in July 2000 - at which time he ceased to be a director). Mr. Miller was also vice-chairman and a director of Mulgrave Independent School Society in West Vancouver, British Columbia on a voluntary basis from 1999 through 2002.

         DAVID REDEKOP, CHIEF FINANCIAL OFFICER AND TREASURER. David Redekop has been Chief Financial Officer of Cirond Corporation since January 1, 2004. Immediately prior to joining Cirond Corporation, Mr. Redekop was a self-employed consultant - a position he held from September 2001 to January 2004. In July of 2001, he was appointed a director of Hawkair Aviation Services Ltd. based in Terrace, British Columbia - a privately-held Canadian company to which he was also appointed Chief Financial Officer in July 2003. From April 2001 to September 2001, he served as controller for TCENet, a public Canadian company based in Calgary, Alberta, that was traded on the TSX Venture Exchange (or CDNX, as it was known during that period). From October 2000 to March 2001, Mr. Redekop served as Chief Financial Officer at Boltons Capital Corporation, a public Canadian company based in Kelowna, British Columbia, and traded on the TSX Venture Exchange. From April 1998 until September 2000, Mr. Redekop served as controller for Workfire Technologies Corporation, a private company based in Kelowna, British Columbia. In addition, since January 2004, Mr. Redekop has served as controller of Crossflux - a privately-held Canadian company based in Kelowna, British Columbia, and its subsidiary Itiva Development Corporation. Mr. Redekop has been working on a full-time basis for us since January 2005.

         MITCHELL G. BURTON, CHIEF TECHNOLOGY OFFICER. Mitchell Burton has been Chief Technology Officer of Cirond Corporation since January 15, 2004. Immediately prior to joining Cirond Corporation, he was Chief Technology Officer of Cirond Networks Inc. (a private company based in Campbell, California), a position he assumed in November 2001. Prior to this, he was founder and CEO of Headline Technologies Inc., a private British Columbia, Canada-based company founded in 1993 that provided engineering design services involving analog, digital, DSP and software design. In 2000, he also became Director of Engineering for Sentry Telecom - a private British Columbia, Canada-based company until January of 2001. He joined Cirond Networks Inc. in November 2001. He is still CEO and a director of Headline Technologies Inc. Mr. Burton devotes all of his working time to Cirond, but is paid through his company, Headline Technologies, for personal tax reasons.

         ISAAC MOSS, SECRETARY. Isaac Moss has been the Secretary of Cirond Corporation since September 25, 2004. He is a graduate of the University of Cape Town with a bachelors degree in Social Science and a masters degree in Public Administration. Since 1987, Mr. Moss has served as a consultant providing strategic business advisory services to emerging growth companies in diverse fields in the chemical, resource, hospitality, entertainment, forest products, environmental, agro-industrial, telecommunications, and bio-technology sectors. He has been semi-retired since 2000. Since 1992, Mr. Moss has been a director of Resource Finance & Investment Ltd., a Bermuda company, which files reports with the Securities and Exchange Commission and whose common stock is quoted on the OTC Bulletin Board.

         TATE HOLT, DIRECTOR. Tate Holt has been a director of Cirond Corporation since September 23, 2004. Mr. Holt is the president of Holt & Associates of Larkspur, California, a company which he founded in 1990 that provides growth management and turnaround consulting to assist mid-market companies in maximizing their profits. He is the author of the book "Prescriptions for Growth, growth management for mid-market businesses." From May 1974 to December 1989, Mr. Holt served in various senior sales and marketing positions, which included senior vice president for ADP (October 1986 to December 1989), national sales manager for Triad Systems Corporation (May 1976 to October 1986), and marketing representative for IBM (May 1974 to May 1976). Since May 1994, Mr. Holt has been a director of Onsite Energy Corporation, Carlsbad, California. He was also a director of AremisSoft Corporation, Minneapolis, Minnesota, from April 1999 to July 2003. From December 2000 to approximately August 2002, he served as the chief executive officer of dvGarage, a development stage digital media company. Prior to joining dvGarage, from June 1999 through November 2000, Mr. Holt served as the president and chief executive officer of NewStar Ltd., a development stage company formed as a subsidiary of DBS Industries Inc., seeking to market meter reading services via satellite.

         BLAIN ARCHER, DIRECTOR. Blain Archer has been a director of Cirond Corporation since September 23, 2004. He has been a chartered accountant and founding partner of the accounting firm of Johnsen Archer of Vancouver, British Columbia, since September 1983. Johnsen Archer primarily addresses the accounting requirements of Canadian companies and Mr. Archer specializes in providing strategic advice to high-growth entrepreneurial organizations. Johnsen Archer is affiliated with JHI (Jeffries Henry International). Prior to establishing his own firm, Mr. Archer was involved with the tax group of what was then KPMG Peat Marwick from September 1980 to August 1983.

CONFLICTS OF INTEREST

         Members of our management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company. While the officers and directors are engaged in other business activities, we anticipate that such activities will not interfere in any significant fashion with the affairs of our business, in terms of having adequate time to devote to the business of the company.

         Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to us. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

         Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

CODE OF ETHICS

         We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is filed as an exhibit to this report.

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

         Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2004, there was compliance with all
Section 16(a) filing requirements applicable to our current officers, directors and greater than 10% beneficial owners. No beneficial ownership reports were filed by the former officers, directors or greater than 10% beneficial owners.


ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information the remuneration of our chief executive officers and our four most highly compensated executive officers who earned in excess of $100,000 per annum during any part of our last three fiscal years:

                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------
                                                                          LONG TERM COMPENSATION
                                ANNUAL COMPENSATION                --------------------------------------

                                                                            AWARDS             PAYOUTS
                  ---------------------------------------------------------------------------------------
                                                         OTHER      RESTRICTED   SECURITIES
   NAME AND                                             ANNUAL        STOCK      UNDERLYING      LTIP      ALL OTHER
   PRINCIPAL       FISCAL                              COMPENSA-     AWARD(S)     OPTIONS/      PAYOUTS    COMPENSA-
   POSITION         YEAR    SALARY ($)    BONUS ($)     TION($)        ($)        SARS (#)        ($)       TION($)
---------------------------------------------------------------------------------------------------------------------
Nicholas Miller,    2004     $180,000        -0-          -0-          -0-          ___          -0-          -0-
CEO(1)<F1> (2)<F2>  2003     $120,000        -0-          -0-          -0-          -0-          -0-          -0-
---------------------------------------------------------------------------------------------------------------------
Mitchell Burton,    2004     $120,000        -0-          -0-          -0-          ___          -0-          -0-
Chief Technol-      2003     $120,000        -0-          -0-          -0-          -0-          -0-          -0-
ogy Officer
 (2)<F2>(3)<F3>
---------------------------------------------------------------------------------------------------------------------
 M. Kevin Ryan,     2003        -0-          -0-          -0-          -0-          -0-          -0-          -0-
President (4)<F4>   2002        -0-          -0-          -0-          -0-          -0-          -0-          -0-
---------------------------------------------------------------------------------------------------------------------
-------------

(1)<F1>  Mr. Miller became our CEO in November 2003.
(2)<F2> Amounts incurred as consulting fees pursuant to our contracts with Amber Tiger Holding Corp. and Headline Technologies Ltd. are listed as salary.
(3)<F3>  Mr. Burton has been CNI's Chief Technology Officer since November 2001.
(4)<F4>  Mr. Ryan was President from our inception in 2000 to November 2003.

         For fiscal 2005, we pay Nicholas Miller, through Amber Tiger Holding Corp., $15,000 per month and Mitchell Burton, through Headline Technologies Ltd., $10,000 per month.

COMPENSATION OF DIRECTORS

         Nicholas Miller is not compensated separately for his service as a director. Beginning in January 2005, we began paying each of our non-officer directors $1,500 for their attendance at board of director meetings and $1,000 for their attendance at committee meetings.

STOCK OPTION PLANS

         By written consent dated September 20, 2004, our Board of Directors adopted the 2004 Stock Option Plan. The Board of Directors approved an amendment to the 2004 Stock Option Plan, as of January 26, 2005, to increase the number of shares available under the Plan to 6,710,000 shares of our common stock (the "Available Shares") that may be purchased pursuant to the exercise of stock options ("Options") which may be granted to our employees, officers, directors and consultants. The 2004 Stock Option Plan also provides for quarterly adjustments in the number of Available Shares, to a number equal to 15% of the number of shares outstanding as of the end of the preceding fiscal quarter or 6,710,000 shares, whichever is greater. Our shareholders must still approve this amendment. If our shareholders do not approve the 2004 Stock Option Plan as amended by September 20, 2005, any options granted under the 2004 Stock Option Plan will be rescinded and void.

         The 2004 Stock Option Plan is designed to (i) induce qualified persons to become employees, officers, consultants, or directors of our company; (ii) reward such persons for past services to our company; (iii) encourage such persons to remain in the employ of our company or associated with our company; and (iv) provide additional incentive for such persons to put forth maximum efforts for the success of our business.

         The 2004 Stock Option Plan will be administered by the Board of Directors (the "Board"). Transactions under the 2004 Stock Option Plan are intended to comply with all applicable conditions of Rule 16b-3 under the 1934 Act. In addition to determining who will be granted Options, the Board has the authority and discretion to determine when Options will be granted and the number of Options to be granted. The Board may determine which Options may be intended to qualify ("Incentive Stock Option") for special treatment under the Internal Revenue Code of 1986, as amended from time to time (the "Code"), or Non-Qualified Options ("Non-Qualified Stock Options") which are not intended to so qualify. The Board also may determine the time or times when each Option becomes exercisable, the duration of the exercise period for Options and the form or forms of the instruments evidencing Options granted under the 2004 Stock Option Plan. The Board may adopt, amend, and rescind such rules and regulations as in its opinion may be advisable for the administration of the 2004 Stock Option Plan. The Board may amend the 2004 Stock Option Plan without shareholder approval where such approval is not required to satisfy any statutory or regulatory requirements; provided, however, that the Board may not materially increase the number of Available Shares (except for allowed quarterly adjustments and as a result of stock dividends, recapitalizations, stock splits or combinations), materially increase the benefits accruing to participants under the Plan or materially modify the eligibility requirements for the participants.

         Grants can be either Non-Qualified Stock Options or Incentive Stock Options, to the extent that they do not exceed the Incentive Stock Option exercise limitations, and the portion of an option that exceeds the dollar limitations of Code Section 422 will be treated as a Non-Qualified Stock Option.

         The Board also may construe the 2004 Stock Option Plan and the provisions in the instruments evidencing options granted under the 2004 Stock Option Plan to employee and officer participants and is empowered to make all other determinations deemed necessary or advisable for the administration of the 2004 Stock Option Plan. The Board may not adversely affect the rights of any participant under any unexercised option or any potion thereof without the consent of such participant. This Plan will remain in effect until it is terminated by the Board, except that no Incentive Stock Option will be granted after September 20, 2014.

         The 2004 Stock Option Plan contains provisions for proportionate adjustment of the number of shares for outstanding options and the option price per share in the event of stock dividends, recapitalizations, stock splits or combinations.

         Participants in the 2004 Stock Option Plan may be selected by the Board from directors, employees and officers of our company and its subsidiaries and consultants to our company and its subsidiaries. In determining the persons to whom options will be granted and the number of shares to be covered by each option, the Board will take into account the duties of the respective persons, their present and potential contributions to our success, and such other factors as the Board deems relevant to accomplish the purposes of the 2004 Stock Option Plan.

         Only employees of our company and its subsidiaries, as the term "employee" is defined for the purposes of the Code, will be entitled to receive Incentive Stock Options. Incentive Stock Options granted under the 2004 Stock

Option Plan are intended to satisfy all requirements for incentive stock options under Section 422 of the Code and the Treasury Regulations thereunder.

         Each option granted under the 2004 Stock Option Plan will be evidenced by a written option agreement between us and the optionee. The option price of any Incentive Stock Option may be not less than 100% of the Fair Market Value per share on the date of grant of the option; provided, however, that any Incentive Stock Option granted under the 2004 Stock Option Plan to a person owning more than ten percent of the total combined voting power of the common stock will have an option price of not less than 110% of the Fair Market Value per share on the date of grant of the Incentive Stock Option. Each Non-Qualified Stock Option granted under the 2004 Stock Option Plan will be at a price no less than 85% of the Fair Market Value per share on the date of grant thereof. "Fair Market Value" per share as of a particular date is defined in the 2004 Stock Option Plan as the closing price of our common stock as reported on a national securities exchange or the last transaction price on the NASDAQ System or, if none, the average of the closing bid and asked prices of our common stock as reported by NASDAQ or, if such quotations are unavailable, the value determined by the Board in its discretion in good faith.

         The exercise period of Incentive Stock Options granted under the 2004 Stock Option Plan may not exceed ten years from the date of grant thereof. Incentive Stock Options granted to a person owning more than ten percent of the total combined voting power of our common stock will be for no more than five years. The Board will have the authority to modify, extend or renew any outstanding option at such time and under such circumstances as it, in its sole discretion, deems appropriate.

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

         An option may not be exercised unless the optionee then is an employee, consultant, officer, or director of our company or its subsidiaries, and unless the optionee has remained continuously as an employee, consultant, officer, or director of our company since the date of grant of the option. If the optionee ceases to be an employee, consultant, officer, or director of our company or its subsidiaries other than by reason of death, disability, or for cause, all options granted to such optionee, fully vested to such optionee but not yet exercised, will terminate 90 days after the date the optionee ceases to be an employee, consultant, officer or director of our company.

         If the employee is terminated "for cause" (as that term is defined in the 2004 Stock Option Plan), such employee's options will terminate immediately on the date the optionee ceases employment or association.

         If an optionee dies while an employee, consultant, officer or director of our company, or if the optionee's employment, consultant, officer, or director status terminates by reason of disability, all options theretofore granted to such optionee, whether or not otherwise exercisable, unless earlier terminated in accordance with their terms, may be exercised at any time within twelve months after the date of death or disability of said optionee, by the optionee or by the optionee's estate or by a person who acquired the right to exercise such options by bequest or inheritance or otherwise by reason of the death or disability of the optionee.

         Options granted under the 2004 Stock Option Plan are not transferable other than by will or by the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Code or the rules thereunder. Options may be exercised, during the lifetime of the optionee, only by the optionee and thereafter only by his legal representative. An optionee has no rights as a shareholder with respect to any shares covered by an option until the option has been exercised.

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

         Unless otherwise specified in an optionee's agreement, options granted under the 2004 Stock Option Plan will become vested with the optionee over a two-year period, with one-sixth of the options vesting every four months, in addition to any other vesting requirements determined by the Board at the time of grant.

         As of December 31, 2004, no stock options were outstanding.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table provides certain information as to our officers and directors individually and as a group, and the holders of more than 5% of our common stock, as of March 11, 2005.


                                                              AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>                  BENEFICIAL OWNERSHIP (2)<F2>     PERCENT OF CLASS (2)<F2>

Nicholas Miller (3)<F3>                                              7,397,018                       19.9%
4185 Still Creek Drive, #B-101
Burnaby, British Columbia, Canada V5C 6G9

Kevin O'Neill                                                        2,762,366                        7.4%
2985 Rosebery Avenue
West Vancouver, British Columbia, Canada V7V 3A8

Mark Moldenhauer                                                     2,382,833                        6.4%
8100 Navidad Drive
Austin, Texas 78735

Mitchell G. Burton                                                      -0-                            -
4185 Still Creek Drive, #B-101
Burnaby, British Columbia, Canada V5C 6G9

David Redekop                                                           -0-                            -
1632 Dickson Avenue #510
Kelowna, British Columbia V1Y 7T2

Isaac Moss                                                              -0-                            -
4185 Still Creek Drive, #B-101
Burnaby, British Columbia, Canada V5C 6G9

Tate Holt                                                               -0-                            -
P.O. Box 1058
Larkspur, California 94977

Blain Archer                                                            -0-                            -
3915 West 36th Avenue
Vancouver, British Columbia, Canada V6N 2S7

All officers and directors as a group  (6 persons)                 7,397,018 (3)<F3>                 19.9%

---------------

(1)<F1> To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2)<F2> This table is based on 37,110,000 shares of Common Stock outstanding as of March 11, 2005. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from March 11,



         2005, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person. The table does not include shares issuable upon the exercise of stock options. Stock options were granted in January 2005, subject to shareholder approval of any amendment to increase the Available Shares under the 2004 Stock Option Plan. This approval has not yet been obtained.

(3)<F3> Excludes ownership through the shares of preferred stock and warrants held by Seaside Holdings Inc.


     Nicolas Miller may be deemed to be the "parent" of our company within the meaning of the rules and regulations of the Securities and Exchange Commission.

CHANGES IN CONTROL

         There are no agreements known to management that may result in a change of control of our company.

EQUITY COMPENSATION PLANS

         As of December 31, 2004, our equity compensation plans were as follows:

-------------------------------------------------------------------------------------------------------------------
                                NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE EXERCISE
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING         NUMBER OF SECURITIES
                                   OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND       REMAINING AVAILABLE FOR
        PLAN CATEGORY               WARRANTS AND RIGHTS                RIGHTS                   FUTURE ISSUANCE
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans                  None                          N/A                         None
approved by security holders
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans not              None                          N/A                     5,281,500 (1)<F1>
approved by security holders
(1)<F1>
-------------------------------------------------------------------------------------------------------------------
Total                                      None                                                  5,281,500 (1)<F1>
-------------------------------------------------------------------------------------------------------------------
---------------

(1)<F1> The Board of Directors approved an amendment to the 2004 Stock Option Plan, as of January 26, 2005, to increase the number of shares available under the Plan from 5,281,500 to 6,710,000 shares of our common stock (the "Available Shares") that may be purchased pursuant to the exercise of stock options ("Options") which may be granted to our employees, officers, directors and consultants. The 2004 Stock Option Plan also provides for quarterly adjustments in the number of Available Shares, to a number equal to 15% of the number of shares outstanding as of the end of the preceding fiscal quarter or 6,710,000 shares, whichever is greater. Our shareholders must still approve the Plan as amended.


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

         NICHOLAS MILLER. We, through CNI, have entered into a Management Advisory Services Agreement with Amber Tiger Holdings Corp., a company owned and controlled by Nicholas Miller, the president and sole director of CNI, and an officer, director and principal, beneficial shareholder of Cirond Corporation. The agreement provides for the provision of all business management and executive services to us by Nicholas Miller in connection with his role as our president and CEO. The agreement is for a term of one year and automatically renews annually unless terminated by us or Amber Tiger. At the time CNI entered into the agreement with Amber Tiger, Nicholas

Miller was the sole director. Accordingly, it was not a negotiated contract. For the year ended December 31, 2003, compensation under that agreement was $10,000 per month. It was increased to $15,000 per month for 2004. For the year ended December 31, 2003, we incurred consulting fees to Amber Tiger in the amount of $120,000 and $40,000 was recorded as a payable at December 31, 2003 (of which $10,000 related to 2002). For the year ended December 31, 2004, we incurred consulting fees to Amber Tiger in the amount of $180,000 and $40,000 was recorded as a payable at December 31, 2004.

         MITCHELL BURTON. We, through CNI, have entered into a Management Advisory Services Agreement with Headline Technologies Ltd., a company owned and controlled by Mitchell Burton, the chief technology officer of CNI and chief technology officer of Cirond Corporation. The agreement provides for the provision of all business management and executive services to us by Mitchell Burton in connection with his role as our chief technology officer. The agreement is for a term of one year and automatically renews annually unless terminated by us or Headline Technologies. At the time CNI entered into the agreement with Amber Tiger, Nicholas Miller was the sole director. For the year ended December 31, 2003, we incurred consulting fees to Headline Technologies in the amount of $120,000 and $80,000 was recorded as a payable at December 31, 2003 (of which $55,000 related to 2002). For the year ended December 31, 2004, we incurred consulting fees to Headline Technologies in the amount of $120,000 and $70,000 was recorded as a payable at December 31, 2004.

         SEASIDE HOLDINGS INC. As of the December 31, 2004 and 2003, we were indebted to Seaside Holdings Inc., a company in which Mr. Miller serves as an officer and director, in the amounts of $111,575 and $171,576, respectively. Seaside Holdings Inc. was the former parent company of CNI. The debt relates to inter-company obligations from CNI to Seaside Holdings Inc. which were incurred prior to our acquisition of CNI. The debt is unsecured, non-interest bearing and has not fixed terms of repayment.

         PROMOTERS. M. Kevin Ryan and Robert Gardner may be deemed to be "promoters" of our company within the meaning of the rules and regulations of the Securities and Exchange Commission, as they took the initiative in founding and organizing the business of the company, which was formerly eXmailit.com.

         FUTURE TRANSACTIONS. All future affiliated transactions will be made or entered into on terms that are no less favorable to us than those that can be obtained from any unaffiliated third party. A majority of the independent, disinterested members of our board of directors will approve future affiliated transactions.

         We believe that of the transactions described above have been on terms as favorable to us as could have been obtained from unaffiliated third parties as a result of arm's length negotiations.


ITEM 13. EXHIBITS.

--------------------------------------------------------------------------------
 REGULATION
 S-B NUMBER                            EXHIBIT
--------------------------------------------------------------------------------
    2.1 Stock Exchange Agreement by and between Cirond Corporation (f/k/a eXmailit.com) and Seaside Holdings Inc. (f/k/a Cirond Technologies Inc.) dated August 29, 2003 (1)
--------------------------------------------------------------------------------
    2.2 First Amendment to Stock Exchange Agreement by and between Cirond Corporation and Seaside Holdings Inc. (f/k/a Cirond Technologies Inc.) dated November 13, 2003 (1)
--------------------------------------------------------------------------------
    2.3        Articles of Exchange (2)
--------------------------------------------------------------------------------
    3.1        Articles of Incorporation, as amended (3)
--------------------------------------------------------------------------------
    3.2        Bylaws, as amended (4)
--------------------------------------------------------------------------------
    4.1        Certificate of Designation of Series B 5% Convertible Preferred
               Stock (5)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 REGULATION
 S-B NUMBER                            EXHIBIT
--------------------------------------------------------------------------------
   10.1 Management Advisory Services Agreement with Amber Tiger Holdings Corp. dated February 1, 2002 (2)
--------------------------------------------------------------------------------
   10.2 Management Advisory Services Agreement with Headline Technologies Ltd. dated February 1, 2002 (2)
--------------------------------------------------------------------------------
   10.3 Management Advisory Services Agreement with Amber Tiger Holdings Corp. dated January 1, 2004 (2)
--------------------------------------------------------------------------------
   10.4        2004 Stock Option Plan (6)
--------------------------------------------------------------------------------
   10.5 Agreement with Regency Capital Partners dated October 1, 2004, as amended November 2, 2004 (7)
--------------------------------------------------------------------------------
   10.6 Form of Securities Purchase Agreement dated as of December 22, 2004 between Cirond Corporation and the Purchaser named therein
               (5)
--------------------------------------------------------------------------------
   10.7 Registration Rights Agreement dated December 22, 2004 between Cirond Corporation and the Purchasers named therein (5)
--------------------------------------------------------------------------------
   10.8        Form of Common Stock Purchase Warrant (5)
--------------------------------------------------------------------------------
   10.9        Form of Additional Investment Right (5)
--------------------------------------------------------------------------------
   10.10 Source Code License Agreement dated January 21, 2004 between Computer Associates International, Inc. and Cirond Networks, Inc.
--------------------------------------------------------------------------------
   14.1        Code of Business Conduct and Ethics
--------------------------------------------------------------------------------
   16.1        Letter from Parker & Co. dated December 3, 2003 (1)
--------------------------------------------------------------------------------
   21.1        Subsidiaries of Cirond Corporation (2)
--------------------------------------------------------------------------------
   31.1        Rule 13a-14(a) Certification of Chief Executive Officer
--------------------------------------------------------------------------------
   31.2        Rule 13a-14(a) Certification of Chief Financial Officer
--------------------------------------------------------------------------------
   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
--------------------------------------------------------------------------------
   32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
--------------------------------------------------------------------------------

--------------
(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated November 25, 2003, filed December 5, 2003.
(2) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed May 10, 2004.
(3) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, filed April 29, 2002.
(4) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated December 17, 2004, filed December 22, 2004.

(5) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated December 22, 2004, filed December 23, 2004.
(6) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated September 20, 2004, filed October 5, 2004.
(7) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated October 1, 2004, filed December 2, 2004.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         For the fiscal years ended December 31, 2004 and 2003, our principal accountant is expected to bill approximately $ 41,950 and billed $35,750, respectively, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB filings.

AUDIT-RELATED FEES

         There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2004 and 2003.

TAX FEES

         For the fiscal years ended December 31, 2004, 2003 and 2002, our principal accountant is expected to bill approximately $25,000 and has billed $nil, respectively, for tax compliance, tax advice, and tax planning services.

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

                                      CIROND CORPORATION



Date:   March 22, 2005                By:  /s/ NICHOLAS R. MILLER
                                         ---------------------------------------
                                            Nicholas R. Miller, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                             TITLE                              DATE

                                    President, Chief Executive Officer
/s/ NICHOLAS MILLER                 and Director (Principal Executive
-------------------------------     Officer)                                    March 22, 2005
Nicholas Miller

                                    Chief Financial Officer (Principal
/s/ DAVID REDEKOP                   Financial and Principal Accounting
-------------------------------     Officer)                                    March 22, 2005
David Redekop


/s/ TATE HOLT
-------------------------------     Director                                    March 22, 2005
Tate Holt


/s/ BLAINE ARCHER
-------------------------------     Director                                    March 22, 2005
Blaine Archer


                  Consolidated Financial Statements of

                  CIROND CORPORATION

                  (Expressed in United States dollars)

                  Year ended December 31, 2004

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Cirond Corporation



We have audited the accompanying consolidated balance sheets of Cirond Corporation as of December 31, 2004 and 2003, and the related consolidated statements of loss, stockholders' equity (deficiency) and comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Cirond Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2(a) to the consolidated financial statements, the Company has an accumulated deficit and has negative cash flow from operations, factors that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in note 2(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ KPMG LLP


Chartered Accountants

Kelowna, Canada

February 10, 2005

CIROND CORPORATION

Consolidated Balance Sheets

(Expressed in United States dollars)

December 31, 2004 and 2003

========================================================================================================
                                                                            2004                2003
--------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash                                                              $   1,308,086      $      86,066
     Amounts receivable, net of allowance of nil (2003 - $nil)                14,883             19,679
     Prepaid expenses and deposits                                            17,873             12,492
     ---------------------------------------------------------------------------------------------------
                                                                           1,340,842            118,237

Property, plant and equipment (note 4)                                        57,875             54,497

Website development (note 5)                                                   6,342              9,512

--------------------------------------------------------------------------------------------------------
                                                                       $   1,405,059      $     182,246
========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Accounts payable and accrued liabilities                          $     188,698      $     165,522
     Consulting fees payable (note 6)                                        134,611            130,000
     Deferred revenue                                                          5,874              6,884
     Dividends payable                                                         2,466                  -
     Share subscriptions payable (note 7)                                    400,000            375,000
     Loan payable (note 8)                                                      -                75,000
     Due to stockholder (note 9)                                             111,575            171,576
     ---------------------------------------------------------------------------------------------------
                                                                             843,224            923,982

Redeemable, convertible preferred stock with a par value of
   $0.001.  25,000,000 authorized, 2,000 issued (December 31,
   2003 - nil), net of deferred financing costs (note 10)                     70,500                  -

Stockholders' equity (deficiency):
     Capital stock:
           100,000,000  voting common shares, with $0.001 par value
                        authorized, 37,110,000 issued (December 31,
                        2003 - 34,460,000)                                    37,110             34,460

     Additional paid-in capital                                            3,595,739            915,913
     Deficit                                                              (3,141,514)        (1,692,109)
     ---------------------------------------------------------------------------------------------------
                                                                             491,335           (741,736)
Going concern (note 2(a))
Commitments (note 12)
Subsequent event (note 14)
--------------------------------------------------------------------------------------------------------
                                                                       $   1,405,059      $     182,246
========================================================================================================

See accompanying notes to consolidated financial statements.

CIROND CORPORATION

Consolidated Statements of Loss

(Expressed in United States dollars)

Years ended December 31, 2004 and 2003

=========================================================================================================
                                                                             2004          2003
---------------------------------------------------------------------------------------------------------
Revenue:
     Software license fees                                            $      955,931       $      27,649


Expenses:
     Advertising and promotion                                               220,715              69,471
     Amortization                                                             26,045              24,650
     Consulting fees (note 6)                                                868,883             255,945
     Foreign currency exchange loss                                            4,855               2,408
     Interest                                                                  3,532               1,867
     Office and administrative                                                72,387              22,192
     Professional fees                                                       203,775             100,071
     Research and development                                                576,894             404,886
     Salaries and benefits                                                   238,598              98,894
     Travel                                                                  181,413             111,232
     ----------------------------------------------------------------------------------------------------
                                                                           2,397,097           1,091,616

---------------------------------------------------------------------------------------------------------
Loss before interest income                                               (1,441,166)         (1,063,967)

Interest income                                                                3,727                   5

---------------------------------------------------------------------------------------------------------
Loss                                                                  $   (1,437,439)      $  (1,063,962)
=========================================================================================================

Weighted average number of common shares outstanding,
   basic and diluted                                                      35,451,397          18,722,082

Loss per common share, basic and diluted                              $        (0.04)      $       (0.06)
=========================================================================================================

See accompanying notes to consolidated financial statements.

CIROND CORPORATION

Consolidated Statement of Stockholders' Equity (Deficiency) and Comprehensive
Loss

(Expressed in United States dollars)

Years ended December 31, 2004 and 2003

====================================================================================================================================
                                                                                                                              Total
                                                                                      Additional                      stockholders'
                                                                  Common Stock           paid-in                             equity
                                                              Shares        Amount       capital         Deficit        (deficiency)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                                17,000,000    $    1,700   $   298,672    $   (503,500)     $    (203,128)

Shares held by Cirond stockholders and effect
   of recapitalization transaction (note 3)               16,160,000             1             -        (124,647)          (124,646)

Promissory notes converted to shares at $0.50
   per share (note 3)                                      1,300,000           130       649,870               -            650,000

Adjustment to capital stock to equal par value
   of Cirond capital stock                                         -       132,629       (32,629)              -                  -

Comprehensive loss:
   Loss                                                            -             -             -      (1,063,962)        (1,063,962)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                                34,460,000        34,460       915,913      (1,692,109)          (741,736)
Common shares issued for cash at $0.50 per share
   (net of costs)                                            700,000           700       322,800               -            323,500
Common shares issued for share subscriptions                 750,000           750       374,250               -            375,000
Common shares issued for consulting services held
   in escrow (note 11)                                     1,200,000         1,200       228,776               -            229,976
Financing cost assigned to warrants issued in
   connection with redeemable, convertible preferred
   shares less financing costs (note 10)                           -             -       569,000               -            569,000
Beneficial conversion option on redeemable, convertible
   of preferred shares (note 10)                                   -             -     1,185,000               -          1,185,000
Accretion of discount on redeemable, convertible
   preferred shares (note 10)                                      -             -             -          (8,900)            (8,900)
Amortization of deferred financing costs (note 10)                 -             -             -            (600)              (600)
Dividend on redeemable, convertible preferred shares               -             -             -          (2,466)            (2,466)
Comprehensive loss:
   Loss                                                            -             -             -      (1,437,439)        (1,437,439)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                                37,110,000    $   37,110   $ 3,595,739    $ (3,141,514)     $     491,335
====================================================================================================================================

See accompanying notes to financial statements.

CIROND CORPORATION

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

Years ended December 31, 2004 and 2003

======================================================================================================
                                                                              2004               2003
------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
     Loss                                                            $  (1,437,439)     $  (1,063,962)
     Item not involving cash:
         Amortization                                                       26,045             24,650
         Common shares issued for services                                 229,976                  -
     Changes in non-cash working capital:
         Amounts receivable                                                  4,796            (16,166)
         Prepaid expenses and deposits                                      (5,381)           (12,080)
         Accounts payable and accrued liabilities                           23,176             69,807
         Consulting fees payable                                            (4,611)            65,000
         Deferred revenue                                                   (1,010)             6,884
     -------------------------------------------------------------------------------------------------
                                                                        (1,155,226)          (925,867)
Financing:
     Common shares issued for cash, net of costs                           323,500                  -
     Redeemable, convertible, preferred shares and
       warrants issued for cash, net of financing costs                  1,815,000                  -
     Promissory note proceeds                                                    -            650,000
     Share subscriptions proceeds                                          400,000            375,000
     Loan payable repayment                                                (75,000)                 -
     Advances from (to) stockholder                                        (60,001)            28,421
     -------------------------------------------------------------------------------------------------
                                                                         2,403,499          1,053,421

Investing:
     Expenditures on website development                                         -                  -
     Expenditures on property, plant and equipment                         (26,253)           (53,171)
     Advances to Cirond prior to recapitalization
       transaction (note 3)                                                      -            (55,157)
     Cash acquired on recapitalization transaction
       (note 3)                                                                  -              6,705
     -------------------------------------------------------------------------------------------------
                                                                           (26,253)          (101,623)

------------------------------------------------------------------------------------------------------
Increase in cash                                                         1,222,020             25,931

Cash, beginning of period                                                   86,066             60,135

------------------------------------------------------------------------------------------------------
Cash, end of period                                                  $   1,308,086      $      86,066
======================================================================================================

Supplementary information:
  Interest paid                                                      $       3,532      $       1,867
  Income taxes paid                                                  $           -      $           -
======================================================================================================

Non-cash financing and investing activities:
     Common shares issued for share subscription
       proceeds in the previous period                               $     375,000      $           -
     Common shares issued upon conversion of
       promissory notes (note 3)                                     $           -      $     650,000
     Net liabilities assumed on recapitalization
       transaction (note 3)                                          $           -      $      76,194
======================================================================================================

See accompanying notes to consolidated financial statements.

CIROND CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2004 and 2003

================================================================================

1.   OPERATIONS:

     Cirond Corporation ("Cirond" or the "Company") is incorporated under the laws of the State of Nevada. The Company develops software solutions and provides network security products and consulting services to governments and private sector businesses to combat the threat to wired networks represented by the deployment of unauthorized wireless networks. The Company's solutions can also be used to implement, secure and manage wireless networks. The Company's financial statements for the year ended December 31, 2003 and prior years included additional disclosure for development stage enterprises.

2.   SIGNIFICANT ACCOUNTING POLICIES

     a)  Going concern

         These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $3,141,514 and has incurred negative cash flow from operations. This factor raises substantial doubt as to the Company's ability to continue as a going concern.

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

Years ended December 31, 2004 and 2003

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

         On November 23, 2003, the Company's name was changed from eXmailit.com to Cirond Corporation.

         The consolidated statements of loss, stockholders' deficiency and comprehensive loss and cash flows reflect the results of operations and changes in financial position of CNI, for the period from its incorporation, combined with those of the legal parent, Cirond, from November 25, 2003, the date of the recapitalization.

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
         =======================================================================

CIROND CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2004 and 2003

================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     d)  Website development

         Website development costs incurred in the planning stage are expensed as incurred. The costs of application and infrastructure development incurred subsequent to the preliminary project stage that have received management approval for further development, are capitalized and amortized on the straight-line method over their estimated useful life (estimated to be three years). Once the website is developed, operating costs are expensed as incurred.

     e)  Revenue recognition

         In accordance with the provisions of the American Institute of Certified Public Accountant's Statement of Position 97-2 "Software Revenue Recognition", revenue from software license sales, both directly and through value-added resellers, is recognized once delivery has occurred, evidence of an arrangement exists, the fee is fixed and determined and collection of the fee is probable, provided there are no significant vendor obligations remaining. The Company estimates allowances for returns arising from warranty provisions based on historical experience. For multiple element arrangements, where Vendor Specific Objective Evidence ("VSOE") of fair value is available for all elements, the contract value is allocated to each element proportionately based upon relative VSOE of fair value and revenue is recognized separately for each element. Where VSOE of fair value is available for all undelivered elements, the residual method is used to value the delivered elements. Where VSOE of fair value is not available for an undelivered element all revenue for the arrangement is deferred until the earlier of the point at which VSOE does exist or all elements of the arrangement have been delivered, unless the undelivered elements are post contract customer support arrangements, in which case the arrangement revenue is recognized ratably, or services, in which case the arrangement revenue is recognized as the services are provided. Periodically we sell to value-added resellers ("VAR") under terms consistent with those applied to other customers. We do not offer price protection or rights of return to VARs and consideration terms and sales are not dependant on the option of the resellers.

     f)  Product development costs

         Costs for the development of new software are expensed as incurred until technological feasibility has been established, at which time any additional development costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". The Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, accordingly, no costs have been capitalized to date.

CIROND CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2004 and 2003
================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     g)  Income taxes

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

         The Company has estimated consolidated non-capital losses available to reduce future years' taxable income of approximately $3,000,000. No amount has been reflected on the consolidated balance sheet for deferred income taxes as any deferred income tax asset has been fully offset by a valuation allowance.

     h)  Loss per common share

         Basic loss per common share has been calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Income available to common shareholders is after deduction for dividends declared and cumulative dividends on preferred shares, if any. As the Company has a net loss in each of the periods presented, basic and diluted loss per share are the same.

     i)  Stock based compensation

         The Company has an outstanding stock option plan that is subject to final shareholder approval, pursuant to which the Company has reserved 6,710,000 shares of common stock to grant to certain employees, officers, directors and consultants.

         The Company accounts for its employee (including director) stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25. "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", and related interpretations. Under this method stock-based compensation expense is only recorded to the extent that equity securities are issued to employees at an exercise price less than the market value at the date of grant. Stock options, common stock and other equity instruments issued to non-employees for services received is based upon the fair value of the equity instruments issued, as the services are provided and the securities earned.

CIROND CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2004 and 2003

================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     i)  Stock based compensation (continued)

         SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", requires entitles that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma net earnings
         (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions.

         For the years ended December 31, 2004 and 2003, no stock options were granted or irrevocably committed to be issued to employees, officers, directors or consultants. Accordingly, there would be no difference between the Company's reported loss and loss per common share for these periods had the Company accounted for compensation costs based on the fair value of stock options issued for services under SFAS No. 123.

     j)  Translation of financial statements

         The Company's functional currency is the United States dollar. The Company's subsidiary, Cirond Networks (Canada) Inc. ("CNI Canada") operates in Canada and incurs the majority of its expenses in Canadian dollars, however the United States dollar has been determined to be its functional currency, as CNI Canada is entirely reliant upon the Company to fund its operations and the majority of the Company's consolidated sales are in United States dollars and to the United States customers. Accordingly the method of translation of Canadian dollar balances into the United States dollar is as follows:

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

     k)  Recent accounting pronouncements

         During January 2003, the FASB issued, and subsequently revised, its Interpretation No. 46, Consolidation of Variable Interest Entities. The interpretation addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is required to apply the consolidation provisions of the interpretation as of the beginning of its second quarter of fiscal 2004. Implementation of Interpretation No. 46, as revised, has not had a material effect on the Company's financial position or results of operations.

CIROND CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2004 and 2003

================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     k)  Recent accounting pronouncements (continued)

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. In the year ended December 31, 2004, the Company issued redeemable, convertible preferred stock, the presentation of which, in accordance with SFAS 150, was reviewed by management (note 10).

         FASB issued a revision of SFAS No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS No. 123(R)"). SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The compensation cost is to be recognized over the service period which is determined by the vesting period. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The adoption of a revised SFAS 123 will impact the Company's operating expenses and shareholders' equity (deficiency) to the extent that the Company issues a stock option in consideration for services in connection with its proposed stock option plan (note 2(i)).

     l)  Use of estimates

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

CIROND CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2004 and 2003

================================================================================


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

CIROND CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2004 and 2003

================================================================================


4.   PROPERTY, PLANT AND EQUIPMENT:

     ==========================================================================
     2004                                     Cost    Accumulated      Net book
                                                     amortization         value
     --------------------------------------------------------------------------

     Computer hardware                 $    56,732    $    19,545   $    37,187
     Computer software                      14,485          9,752         4,733
     Furniture and equipment                28,349         12,394        15,955
     --------------------------------------------------------------------------
                                       $    99,567    $    41,692   $    57,875
     ==========================================================================


     ==========================================================================
     2003                                     Cost    Accumulated      Net book
                                                     amortization         Value
     --------------------------------------------------------------------------

     Computer hardware                 $    41,892    $    10,127   $    31,765
     Computer software                       9,233          6,457         2,776
     Furniture and equipment                25,386          5,430        19,956
     --------------------------------------------------------------------------
                                       $    76,511    $    22,014   $    54,497
     ==========================================================================



5.   WEBSITE DEVELOPMENT:

     ==========================================================================
     2004                                     Cost    Accumulated      Net book
                                                     amortization         Value
     --------------------------------------------------------------------------

     Website development costs         $    19,025     $   12,683   $     6,342

     ==========================================================================

     ==========================================================================
     2003                                     Cost    Accumulated      Net book
                                                     amortization         Value
     --------------------------------------------------------------------------

     Website development costs         $    19,025     $    9,513   $     9,512

     ==========================================================================

CIROND CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2004 and 2003

================================================================================


6.   RELATED PARTY TRANSACTIONS:

     During the year ended December 31, 2004, the Company incurred consulting fees from a company controlled by the President and Chief Executive Officer totaling $180,000 (2003 - $120,000). At December 31, 2004, $40,000 (2003 -
     $40,000) of these consulting fees were included in consulting fees payable.

     During the year ended December 31, 2004, the Company incurred consulting fees from a Company controlled by the Chief Technology Officer totaling $120,000 (2003 - $120,000). At December 31, 2004 $70,000 (2003 - $80,000)
     of those consulting fees were included in accounts payable and accrued liabilities consulting fees payable.

     The amounts were incurred in the normal course of operations and are recorded at the exchange amount, which is the amount established and agreed to by the related parties.

7.   SHARE SUBSCRIPTIONS PAYABLE:

     In April 2004, the Company received a subscription for 4,000,000 common shares and common share purchase warrants for aggregate cash proceeds of $2 million pursuant to an irrevocable subscription agreement. The subscriber was granted common share purchase warrants as follows:


     ===========================================================================
     Number of common shares       Exercise price                   Expiry date
     ---------------------------------------------------------------------------

     1,000,000                        $      0.50                April 19, 2005
     1,000,000                        $      0.75                April 19, 2005
     1,000,000                        $      1.00                April 19, 2006
     1,000,000                        $      1.25                April 19, 2006
     ===========================================================================

     In May 2004, the subscriber requested that his investment be rescinded and, without waiving any of its rights it may have against the subscriber, the Company returned $1.5 million, and subsequently repaid $100,000, of the $2.0 million share subscription to the subscriber. As at December 31, 2004 and subsequent to December 31, 2004, the Company offered to return the remaining $400,000 to the subscriber upon execution of a mutual settlement agreement. The subscriber has refused the offer. If such refusal continues, the Company intends to issue common shares and common share purchase warrants under the terms initially agreed to. The outcome of this matter, including the settlement of the liability through the payment of cash or issuance of common shares and common share purchase warrants and if additional costs will be incurred on the settlement of the liability, cannot be determined at this time.

CIROND CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2004 and 2003

================================================================================


8.   LOAN PAYABLE:

     The loan payable was unsecured, non-interest bearing and not subject to a written agreement. The loan was repaid in the year ended December 31, 2004.

9.   DUE TO STOCKHOLDER:

     The amount due to a stockholder is unsecured, non-interest bearing and has no fixed terms of repayment.

10.  REDEEMABLE, CONVERTIBLE PREFERRED STOCK:

     On December 22, 2004 the Company entered into Securities Purchase Agreements with several accredited investors pursuant to which the Company agreed to sell, and the Investors agreed to purchase, 2,000 shares of Series B 5% Convertible Preferred Stock, warrants to purchase 2,325,584 shares of common stock, and Additional Investment Rights for a total consideration of $2,000,000. The warrants are exercisable for five years at $0.55 per share. The Preferred Stock may be converted into shares of common stock at a price of $0.43 per share at any time after issuance. The Additional Investment Rights entitle the Purchasers to buy up to $4,000,000 of Preferred Stock and warrants on the same terms for period of six months following the effective date of a Registration Statement on Form SB-2 related to common shares to be issued on conversion or redemption of the preferred shares. In connection with the subscription, Cirond paid Ascendiant Securities, LLC a cash commission of $160,000 and a non-accountable expense allowance of $25,000, and issued Ascendiant warrants for the purchase of up to 1,674,419 shares of common stock at $0.55 per share. The warrants are exercisable for a five-year period commencing from the date on which the right to exercise the warrants vested. The warrants are currently vested as to 372,093 shares. Further vesting will occur as warrants and Additional Investment Right securities are exercised. The warrants contain piggyback registration rights and a net exercise provision.

     The terms of the preferred stock provide that on the fifth anniversary of the original issue date (December 22, 2009), the Company shall redeem all of the then outstanding shares of preferred stock, for an amount in cash, or if certain conditions are met during the 30 days prior to the redemption date and at the election of the Company, in shares of common stock. Accordingly, only unconverted preferred shares will be subject to this redemption feature. As the redemption feature of the preferred shares is contingent upon the holder not having converted the preferred shares into common shares prior to the specified date, management has concluded that the redeemable, convertible preferred shares are not required to be classified as a liability under SFAS 150 but that this feature represents a contingent redemption feature under paragraph 10 of the standard. However, as all of the conditions, as defined in the Securities Purchase Agreement, must be met for the Company to be able to redeem any outstanding shares for other then cash, management has concluded that the preferred shares must be classified outside of permanent shareholders' deficiency in accordance with SEC Regulation S-X5-02(28).

CIROND CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2004 and 2003

================================================================================


10.  REDEEMABLE, CONVERTIBLE PREFERRED STOCK (CONTINUED):

     The gross proceeds of $2,000,000 and net proceeds of $1,815,000 have been allocated between the redeemable preferred stock and common share purchase warrants based on their relative fair values at the issue date. The fair value of the warrants was estimated using the Black Scholes option pricing model using the expected useful lives of the warrants, a volatility factor of 90%, a risk free rate of 4.0% and no assumed dividend rate. Accordingly, $627,000 of the gross proceeds and $569,000 of the net proceeds were assigned to warrants and included in additional paid-in capital and $1,373,000 of the gross proceeds and $1,246,000 of the net proceeds were assigned to redeemable, convertible preferred shares.

     A beneficial conversion option existed at the issue date for the redeemable, convertible preferred shares, as the conversion price of $0.43 per share was less than the quoted market value of the common shares on the issue date. The beneficial conversion option was calculated to be $1,185,000 and recorded as a discount to redeemable, convertible preferred stock and an increase in additional paid-in capital.

     The discount between the redemption amount and allocated proceeds is being accreted to the redemption price on December 22, 2009 and deferred financing costs are being amortized to December 22, 2009 by the interest method with the accretion and amortization charged to deficit. The balances at December 31, 2004 are as follows:

     ===========================================================================================================
                                                    Redeemable
                                                   Convertible                  Deferred
                                                     Preferred                 Financing
                                                        Shares                     Costs                 Total
     -----------------------------------------------------------------------------------------------------------
     Consideration                           $       2,000,000         $        (185,000)      $     1,815,000

     Assigned to warrants                             (627,000)                   58,000              (569,000)
     -----------------------------------------------------------------------------------------------------------
                                                     1,373,000                  (127,000)            1,246,000

     Beneficial conversion option                   (1,185,000)                     -               (1,185,000)
     -----------------------------------------------------------------------------------------------------------
                                                       188,000                  (127,000)               61,000

     Accretion and amortization to
       December 31, 2004                                 8,900                       600                 9,500

     -----------------------------------------------------------------------------------------------------------
     Balance, December 31, 2004              $         196,900         $        (126,400)      $        70,500
     ===========================================================================================================

CIROND CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2004 and 2003

================================================================================


11.  COMMON SHARES ISSUED FOR CONSULTING SERVICES:

     a) On August 2, 2004, Cirond entered into a Management Services Agreement with Securities Trading Services Inc. ("STS"). The agreement was effective as of August 2, 2004 and has a term of two years. Pursuant to the terms of the agreement, Cirond must issue 1,200,000 shares of its common stock to STS in consideration of services to be provided by STS. Common shares in the name of STS will be held in escrow by Cirond, with Cirond releasing 50,000 shares from escrow for every month as services are performed. STS may not vote any unearned shares held in escrow. In the event of a termination of the agreement by Cirond for breach or cause, Cirond may repurchase and cancel any unearned shares for $0.001 per share in an amount equal to 50,000 shares times the number of months remaining under the agreement after termination. STS was granted piggy-back registration rights in connection with the agreement and the shares are subject to anti-dilution provisions in the event of a consolidation of Cirond's share capital. In addition, upon closing of an equity financing of $1 million dollars, Cirond shall pay a consulting fee in the amount of $5,000 to STS upon the first day of each month over the remaining term of the contract. Subsequent to December 31, 2004, the monthly consulting was increased to an agreed amount of $10,000 per month. Upon closing of an equity financing of $5 million or more, the consulting fee shall be increased to $8,000 per month. The agreement also provides for the accelerated release of shares from escrow, if STS secures financing for Cirond, as follows:

         o   100,000 shares upon STS securing an equity financing of $1 million.
         o An additional 200,000 shares upon STS securing and additional $2 million of equity financing.
         o An additional 450,000 shares upon STS securing an additional $5 million of equity financing.
         o An additional 450,000 shares upon STS securing an additional $5 million of equity.

         Common shares are valued as services are performed and common shares are earned and eligible for release from escrow. To December 31, 2004, $229,976 in compensation expense was recorded for the year in consulting fees and 250,000 common shares were earned and released from escrow. Unearned shares that have not been released from escrow have not been included in the calculation of the weighted average number of common shares, basic and diluted.

12.  COMMITMENTS:

     On May 1, 2003, the Company entered an operating lease for office premises that requires the following annual minimum lease payments:

     ===========================================================================
     2004                                                    $         25,518
     2005                                                    $         28,158
     2006                                                    $          9,674
     ===========================================================================

CIROND CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2004 and 2003

================================================================================

13.  REVENUE:

     During the year ended December 31, 2004, the Company issued a perpetual license for the use of its source code for its existing software products to a third party in exchange for cash proceeds of $700,000. In conjunction with this agreement, the Company will provide support and maintenance services for a one year term for cash proceeds of $100,000. Support and maintenance services are renewable, at the option of the customer, at $100,000 per annum. Subsequent to December 31, 2004, the customer elected not to renew support and maintenance services.

     The Company's revenue from its various product families is as follows:


     ===========================================================================
                                                   2004                  2003
     ---------------------------------------------------------------------------

     Winc products                          $   118,525        $       27,649
     AirPatrol products                          43,280                     -
     Source code license and support            794,126                     -

     ---------------------------------------------------------------------------
                                            $   955,931        $       27,649
     ===========================================================================

14.  SUBSEQUENT EVENT:

     Subsequent  to  December  31,  2004,  the  Company   negotiated  a  revised
     consulting agreement with an arms-length service provider. In connection with the new agreement, the service provider agreed to forgive accounts payable owing to them at December 31, 2004 of $50,000. Accordingly, a gain on settlement of accounts payable will be recognized, in connection with the revised agreement, in the first quarter of 2005.