Form 10QSB
period 2005-03-31
CIROND CORP
filed 2005-05-13
CIK 1132810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  MARCH 31, 2005

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
         EXCHANGE ACT
         For the transition period from _________________ to __________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    37,110,000 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF MARCH 31, 2005

 Transitional Small Business Disclosure Format (check one):   Yes      No  X
                                                                  ---     ---

         Consolidated Interim Financial Statements of

         CIROND CORPORATION

         (Expressed in United States dollars)

         Three months ended March 31, 2005

CIROND CORPORATION

Consolidated Interim Balance Sheets

(Expressed in United States dollars)

March 31, 2005 and December 31 2004

====================================================================================================================
                                                                           March 31,                   December 31,
                                                                                2005                           2004
--------------------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)

ASSETS

Current assets:
     Cash                                                              $     687,217             $        1,308,086
     Amounts receivable, net of allowance of $nil (2004 - $nil)               23,948                         14,883
     Prepaid expenses and deposits                                            13,268                         17,873
     ---------------------------------------------------------------------------------------------------------------
                                                                             724,433                      1,340,842

Property and equipment                                                        63,919                         57,875

Website development                                                            5,549                          6,342

--------------------------------------------------------------------------------------------------------------------
                                                                       $     793,901             $        1,405,059
====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Accounts payable and accrued liabilities                          $     109,621             $          188,698
     Consulting fees payable (note 3)                                         96,366                        134,611
     Deferred revenue                                                              -                          5,874
     Dividends payable                                                        24,658                          2,466
     Share subscriptions payable (note 4)                                    400,000                        400,000
     Due to stockholder (note 5)                                             111,389                        111,575
     ---------------------------------------------------------------------------------------------------------------
                                                                             742,034                        843,224

Redeemable, convertible preferred stock with a par value of
   $0.001.  25,000,000 authorized, 2,000 issued (December 31,
   2004 - 2,000), net of deferred financing costs (note 6)                    83,400                         70,500

Stockholders' equity (deficiency):
     Capital stock:
           100,000,000  voting common shares, with $0.001 par value
                        authorized, 37,110,000 issued (December 31,
                        2003 - 34,460,000)                                    37,110                         37,110

     Additional paid-in capital                                            3,643,659                      3,595,739
     Deficit                                                              (3,712,302)                    (3,141,514)
     ---------------------------------------------------------------------------------------------------------------
                                                                             (31,533)                       491,335
Going concern (note 2(a))
Commitments (note 8)
--------------------------------------------------------------------------------------------------------------------
                                                                       $     793,901             $        1,405,059
====================================================================================================================

See accompanying notes to consolidated interim financial statements.

CIROND CORPORATION

Consolidated Interim Statements of Loss

(Expressed in United States dollars)

Three months ended March 31, 2005 and 2004
(Unaudited)

====================================================================================================================
                                                                                     2005                      2004
--------------------------------------------------------------------------------------------------------------------
Revenue:
     Software license fees (note 9)                                        $       35,882        $          754,575


Expenses:
     Advertising and promotion                                                     70,170                    39,737
     Amortization                                                                   6,204                     4,033
     Consulting fees (note 3)                                                     198,639                    78,899
     Foreign currency exchange loss (gain)                                           (735)                    1,785
     Gain on recovery of account payable                                          (50,000)                        -
     Interest                                                                         418                       317
     Office and administrative                                                     18,414                    21,193
     Professional fees                                                             59,034                    33,660
     Research and development                                                     123,355                   161,737
     Salaries and benefits                                                        110,579                    54,643
     Travel                                                                        36,396                    59,067
     ---------------------------------------------------------------------------------------------------------------
                                                                                  572,474                   455,871

--------------------------------------------------------------------------------------------------------------------
Income (loss) before interest income                                             (536,592)                  298,704

Interest income                                                                     3,362                       745

--------------------------------------------------------------------------------------------------------------------
Loss                                                                        $    (533,230)       $          299,449
====================================================================================================================

Weighted average number of common shares outstanding,
   basic and diluted                                                           37,110,000                34,460,000

Loss per common share, basic and diluted                                    $       (0.01)       $            (0.01)
====================================================================================================================

See accompanying notes to consolidated interim financial statements.

CIROND CORPORATION

Consolidated Interim Statement of Stockholders' Equity (Deficiency) and Comprehensive Loss

(Expressed in United States dollars)

From December 31, 2004 to March 31, 2005
(Unaudited)

===================================================================================================================================
                                                                                                                            Total
                                                                                    Additional                       stockholders'
                                                           Common Stock                paid-in                              equity
                                                      Shares           Amount          capital            Deficit     (deficiency)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2004                           37,110,000      $    37,110    $  3,595,739        $(3,141,514)    $   491,335
Common shares released from escrow in
 consideration of consulting services (note 7)             -                -             47,920               -            47,920
Accretion of discount on redeemable, convertible
 preferred stock (note 6)                                  -                -               -               (12,100)       (12,100)
Amortization on deferred financing costs (note 6)          -                -               -                  (800)          (800)
Dividend on redeemable, convertible preferred stock        -                -               -               (24,658)       (24,658)
Comprehensive loss:
Loss                                                       -                -               -              (533,230)      (533,230)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2005                              37,110,000      $    37,110    $  3,643,659        $(3,712,302)    $  (31,533)
===================================================================================================================================


See accompanying notes to consolidated interim financial statements.

CIROND CORPORATION

Consolidated Interim Statements of Cash Flows

(Expressed in United States dollars)

Three months ended March 31, 2005 and 2004

(Unaudited)


===============================================================================================================
                                                                                     2005                 2004
---------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
     Income (loss)                                                          $    (533,230)       $     299,449
     Item not involving cash:
         Amortization                                                               6,204                4,033
         Common shares released from escrow in consideration
           of consulting services                                                  47,920                  -
     Changes in non-cash working capital:
         Amounts receivable                                                        (9,065)               3,433
         Prepaid expenses and deposits                                              4,605                  145
         Accounts payable and accrued liabilities                                 (79,077)             (81,844)
         Consulting fees payable                                                  (38,245)                -
         Deferred revenue                                                          (5,874)              73,990
     ----------------------------------------------------------------------------------------------------------
                                                                                 (606,762)             299,206
Financing:
     Share subscriptions proceeds                                                     -              2,000,000
     Loan payable                                                                     -                (75,000)
     Advances from (to) stockholder                                                  (186)                 -
     Dividends paid                                                                (2,466)                 -
     ----------------------------------------------------------------------------------------------------------
                                                                                   (2,652)           1,925,000

Investing:
     Expenditures on property and equipment                                       (11,455)             (18,069)

---------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                      (620,869)           2,206,137

Cash, beginning of period                                                       1,308,086               86,066

---------------------------------------------------------------------------------------------------------------
Cash, end of period                                                         $     687,217        $   2,292,203
===============================================================================================================

Supplementary information:
  Interest paid                                                             $         418        $         317
  Income taxes paid                                                         $         -          $         -
===============================================================================================================

See accompanying notes to consolidated interim financial statements.

CIROND CORPORATION

Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Three months ended March 31, 2005

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

2.   SIGNIFICANT ACCOUNTING POLICIES

     a)  Going concern

         These interim financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business for the foreseeable future. The Company has realized a loss of $533,230 and incurred negative cash flow from operations of $606,762 to March 31, 2005 and has an accumulated deficit of $3,712,302 as at March 31, 2005. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

         The application of the going concern concept is dependent upon the Company's ability to receive continued financial support from its creditors, stockholders and external investors and attaining profitable operations through the sale of its software. These consolidated interim financial statements do not give effect to any adjustment should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements. Management plans to obtain equity and debt financing from external investors and to actively market its wireless technology applications.

         Management believes the plans described above will be sufficient to meet the Company's liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management's plans will be successful. Failure to obtain the support of additional external investors to finance the development and marketing of the Company's wireless technology applications will cause the Company to curtail operations and impair the Company's ability to continue as a going concern.

CIROND CORPORATION

Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Three months ended March 31, 2005

(Unaudited)

================================================================================

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     b)  Basis of presentation

         The information included in the accompanying consolidated interim financial statements is unaudited and should be read in conjunction with the annual audited consolidated financial statements and notes thereto contained in the Company's Report on Form 10-KSB for the fiscal year ended December 31, 2004. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

     c)  Recent accounting pronouncements

         FASB issued a revision of SFAS No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS No. 123(R)"). SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The compensation cost is to be recognized over the service period which is determined by the vesting period. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The adoption of a revised SFAS 123 will impact the Company's operating expenses and shareholders' equity (deficiency) to the extent that the Company issues stock options in consideration for services in connection with its proposed stock option plan.

3.   RELATED PARTY TRANSACTIONS:

     During the three month period ended March 31, 2005, the Company incurred consulting fees from a company controlled by the President and Chief Executive Officer totaling $45,000 (2004 - $45,000). At March 31, 2005, $25,000 (2004 - $40,000) of these consulting fees were included in consulting fees payable.

     During the three month period ended March 31, 2005, the Company incurred consulting fees from a Company controlled by the Chief Technology Officer totaling $36,000 Cdn (2004 - $30,000 US). At March 31, 2005 $70,000 (2004 -
     $80,000) of those consulting fees were included in accounts payable and accrued liabilities consulting fees payable.

     The amounts were incurred in the normal course of operations and are recorded at the exchange amount, which is the amount established and agreed to by the related parties.

CIROND CORPORATION

Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Three months ended March 31, 2005

(Unaudited)

================================================================================

4.   SHARE SUBSCRIPTIONS PAYABLE:

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

     In May 2004, the subscriber requested that his investment be rescinded and, without waiving any of its rights it may have against the subscriber, the Company returned $1.5 million, and subsequently repaid $100,000, of the $2.0 million share subscription to the subscriber. As at March 31, 2005 and subsequent to March 31, 2005, the Company offered to return the remaining $400,000 to the subscriber upon execution of a mutual settlement agreement. The subscriber has refused the offer. If such refusal continues, the Company intends to issue common shares and common share purchase warrants under the terms initially agreed to. The outcome of this matter, including the settlement of the liability through the payment of cash or issuance of common shares and common share purchase warrants and if additional costs will be incurred on the settlement of the liability, cannot be determined at this time.

5.   DUE TO STOCKHOLDER:

     The amount due to a stockholder is unsecured, non-interest bearing and has no fixed terms of repayment.

6.   REDEEMABLE, CONVERTIBLE PREFERRED STOCK:

     On December 22, 2004 the Company entered into Securities Purchase Agreements with several accredited investors pursuant to which the Company agreed to sell, and the Investors agreed to purchase, 2,000 shares of Series B 5% Convertible Preferred Stock, warrants to purchase 2,325,584 shares of common stock, and Additional Investment Rights for a total consideration of $2,000,000. The warrants are exercisable for five years at $0.55 per share. The Preferred Stock may be converted into shares of common stock at a price of $0.43 per share at any time after issuance. The Additional Investment Rights entitle the Purchasers to buy up to $4,000,000 of Preferred Stock and warrants on the same terms for period of six months following the effective date of a Registration Statement on Form SB-2 related to common shares to be issued on conversion or redemption of the preferred shares. In connection with the subscription, Cirond paid Ascendiant Securities LLC ("Ascendiant") a cash commission of $160,000 and a

CIROND CORPORATION

Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Three months ended March 31, 2005

(Unaudited)
================================================================================

6.   REDEEMABLE, CONVERTIBLE PREFERRED STOCK (CONTINUED):

     non-accountable expense allowance of $25,000, and issued Ascendiant warrants for the purchase of up to 1,674,419 shares of common stock at $0.55 per share. The warrants are exercisable for a five-year period commencing from the date on which the right to exercise the warrants vested.

     The warrants are currently vested as to 372,093 shares. Further vesting will occur as warrants and the Additional Investment Right securities are exercised. The warrants contain piggyback registration rights and a net exercise provision. In April 2005, the Company and the investors who purchased the Additional Investment Rights determined to restructure the Additional Investment Rights to some other form of equity security. The Company expects to finalize the terms of the restructured security in May 2005.

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

     The gross proceeds of $2,000,000 and net proceeds of $1,815,000 was allocated between the redeemable preferred stock and common share purchase warrants based on their relative fair values and a beneficial conversion option was calculated to be recorded as a discount to redeemable, convertible preferred stock and an increase in additional paid-in capital at the issue date.

CIROND CORPORATION

Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Three months ended March 31, 2005

(Unaudited)

================================================================================

6.   REDEEMABLE, CONVERTIBLE PREFERRED STOCK (CONTINUED):

     The discount between the redemption amount and allocated proceeds is being accreted to the redemption price on December 22, 2009 and deferred financing costs are being amortized to December 22, 2009 by the interest method with the accretion and amortization charged to deficit. The balances at March 31, 2005 are as follows:

     =============================================================================================================
                                                    Redeemable
                                                   Convertible                  Deferred
                                                     Preferred                 Financing
                                                         Stock                     Costs                 Total
     -------------------------------------------------------------------------------------------------------------
     Consideration                           $       2,000,000         $        (185,000)      $     1,815,000

     Assigned to warrants                             (627,000)                   58,000              (569,000)
     -------------------------------------------------------------------------------------------------------------
                                                     1,373,000                  (127,000)            1,246,000

     Beneficial conversion option                   (1,185,000)                     -               (1,185,000)
     -------------------------------------------------------------------------------------------------------------
                                                       188,000                  (127,000)               61,000

     Accretion and amortization to
       December 31, 2004                                 8,900                       600                 9,500

     -------------------------------------------------------------------------------------------------------------
     Balance, December 31, 2004                        196,900                  (126,400)               70,500

     Accretion and amortization to
       March 31, 2005                                   12,100                       800                12,900

     -------------------------------------------------------------------------------------------------------------
     Balance, March 31, 2005                 $         209,000         $        (125,600)      $        83,400
     =============================================================================================================

CIROND CORPORATION

Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Three months ended March 31, 2005

(Unaudited)

================================================================================

7.   COMMON SHARES ISSUED FOR CONSULTING SERVICES:

     On August 2, 2004, Cirond entered into a Management Services Agreement with Securities Trading Services Inc. ("STS"). The agreement was effective as of August 2, 2004 and has a term of two years. Pursuant to the terms of the agreement, Cirond must issue 1,200,000 shares of its common stock to STS in consideration of services to be provided by STS. Common shares in the name of STS will be held in escrow by Cirond, with Cirond releasing 50,000 shares from escrow for every month as services are performed. STS may not vote any unearned shares held in escrow. In the event of a termination of the agreement by Cirond for breach or cause, Cirond may repurchase and cancel any unearned shares for $0.001 per share in an amount equal to 50,000 shares times the number of months remaining under the agreement after termination. STS was granted piggy-back registration rights in connection with the agreement and the shares are subject to anti-dilution provisions in the event of a consolidation of Cirond's share capital. In addition, upon closing of an equity financing of $1 million dollars, Cirond shall pay a consulting fee in the amount of $5,000 to STS upon the first day of each month over the remaining term of the contract. During the period ended March 31, 2005, the monthly consulting was increased to an agreed amount of $10,000 per month. The agreement also provides for the accelerated release of shares from escrow, if STS secures financing for Cirond, as follows:

     o   100,000 shares upon STS securing an equity financing of $1 million.
     o An additional 200,000 shares upon STS securing and additional $2 million of equity financing.
     o An additional 450,000 shares upon STS securing an additional $5 million of equity financing.
     o An additional 450,000 shares upon STS securing an additional $5 million of equity.

     Common shares are valued as services are performed and common shares are earned and eligible for release from escrow. For the three month period ended March 31, 2005, $47,920 in compensation expense was recorded for the period in consulting fees and 150,000 common shares were earned and released from escrow. As at March 31, 2005, a total of 800,000 common shares remain held in escrow in connection with this agreement. Unearned shares that have not been released from escrow have not been included in the calculation of the weighted average number of common shares, basic and diluted.

CIROND CORPORATION

Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Three months ended March 31, 2005

(Unaudited)

================================================================================

8.   STOCK OPTION COMMITMENTS:

     As at March 31, 2005, in connection with a services agreement with an unrelated party, the Company has committed to issue an option or warrant to purchase up to 200,000 shares of common stock. The exercise price and vesting provisions of the option or warrant are as follows:

     o 50,000 shares exercisable at $0.45 per share, vesting on the 91st day following execution of the agreement;

     o 50,000 shares exercisable at $0.55 per share, vesting on the 181st day following execution of the agreement;

     o 50,000 shares exercisable at $0.65 per share, vesting on the 271st day following execution of the agreement; and

     o 50,000 shares exercisable at $0.75 per share, vesting on the 366th day following execution of the agreement.

     As at March 31, 2005, the Company's stock option plan is subject to final approval by its shareholders. Accordingly, a grant date and measurement date for the option or warrant above has not yet occurred and no compensation cost related to the option or warrant commitment has been recorded. Compensation cost related to the option or warrant will be recorded in the period that the stock option plan is approved by the Company's shareholders.

9.   REVENUE:

     The Company's revenue from its various product families is as follows:


     ===========================================================================
                                                      2005                  2004
     ---------------------------------------------------------------------------

     Winc products                             $    20,588          $     35,449
     AirPatrol products                              9,420                     -
     Source code license and support                 5,874               719,126

     ---------------------------------------------------------------------------
                                               $    35,882          $    754,575
     ===========================================================================

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

GOING CONCERN

         The accompanying consolidated interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of our company as a going concern. At March 31, 2005, we had an accumulated deficit of $3,712,302 and have realized a loss of $533,230 and incurred negative cash flow from operations of $606,762 for the three months ended March 31, 2005. These factors raise substantial doubt as to our ability to continue as a going concern.

         The application of the going concern concept is dependent upon our ability to receive continued financial support from our creditors, stockholders and external investors and attaining profitable operations through the sale of our software. The consolidated interim financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities in other than the normal course of operations. Management plans to obtain equity and debt financing from external investors and to actively market our network security applications.

         Management believes the plans described above will be sufficient to meet our liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management's plans will be successful. Failure to obtain the support of additional external investors to finance the development and marketing of our network security applications will cause us to curtail operations and impair our ability to continue as a going concern.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated interim financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the valuation of accounts receivable and inventories, the impairment of long-lived assets, any potential losses from pending litigation and deferred tax assets or liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

         Revenues from operations decreased from $754,575 for the three-month period ended March 31, 2004 to $35,882 for the three-month period ended March 31, 2005. Revenue for the first quarter of 2005 included $5,874 of revenue from the support and maintenance portion of the Source Code Licensing Agreement, as well as revenue from licensing of our Winc Manager, Winc, pocketWinc and recently introduced AirPatrol Mobile, AirPatrol Sentinel and AirPatrol

Enterprise software products. Our revenues during the 2005 first quarter were significantly lower compared to the same period during 2004; however, almost all of the difference is attributable to the Source Code Licensing Agreement that closed in the first quarter of 2004. All of the payments due to us under this agreement were paid at the time of the contract and, at this time, we do not anticipate any further payments. Management is seeking to enter into other license agreements for our technology during the next 12 months; however, there are no assurances that we will be successful in entering into any such agreements.

         Our net loss for the three-month period ended March 31, 2005 was $533,230 compared to net income of $299,449 for the three-month period ended March 31, 2004. The difference between the net loss in first quarter 2005 compared to the net income in 2004 is primarily due to the Source Code Licensing Agreement which was closed in the first quarter of 2004. This event led to $719,126 of revenue to be recognized in the first quarter of 2004 from the Source Code Licensing Agreement. This licensing agreement was not renewed in 2005, and therefore, only $5,874 of Source Code licensing revenue was recognized in the first quarter of 2005, which was related to the maintenance and support portion of the contract, which was completed on January 20, 2005.

         Expenses were also higher in the first three months of 2005 compared to 2004. During the three month period ended March 31, 2005 the most dramatic increases in expenses over the first quarter of 2004 were in the areas of advertising and promotion (77%), consulting fees (152%), professional fees (75%), and salaries and benefits (102%). Advertising and promotion increased to $70,170 in first quarter 2005 compared to $39,737 in first quarter 2004 as we developed a more aggressive marketing policy in early January given the late 2004 launch of our Air Patrol line of products. Professional fees in the first three months of March 2005 were $59,034 compared to $33,660 to March 31, 2004 due to legal fees and accounting fees incurred in the first quarter of 2005 relating to the preparation and review of securities filings related to the requirements of the financing that closed on December 22, 2004. Salaries and benefits for the first quarter 2005 were $110,579 compared to $54,643 for first quarter 2004 as a result of our having three more employees in first quarter 2005 than in first quarter 2004, two new employees being added to the marketing department as part of our aggressive marketing campaign launched in the first quarter of 2005. In first quarter 2005, consulting fees increased from $78,899 in first quarter 2004 to $198,639 in first quarter 2005. The increase in consulting fees from first quarter 2004 is due to increased fees paid for online marketing initiatives, corporate finance initiatives and the expensing of the fair value of shares released from escrow in consideration of services totaling approximately $47,920. This agreement went into effect in the third quarter of 2004 and thus was not included in first quarter 2004 comparative consulting fees. Research and development expenses were lower in first quarter 2005 compared to first quarter 2004 due to the fact that first quarter 2004 included $100,000 of purchased research and development. We also reached an agreement with a vendor during the quarter to terminate services which resulted in our recording a recovery of $50,000 of expenses that had been accrued in accounts payable as at December 31, 2004.

         Dividends of $24,658 were accrued to March 31, 2005 related to redeemable, convertible preferred stock issued on December 22, 2004. Accretion of the discount to the redeemable, convertible preferred stock, with respect to a beneficial conversion option and warrants issued in connection with preferred stock, of $12,100 was recorded to March 31, 2005 as well as amortization of deferred financing costs of $800. No cash dividends were declared during the three month period ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         As at March 31, 2005, we had cash of $687,217 and a working capital deficiency of $17,601, as compared to cash of $1,308,086 and a working capital surplus of $497,618 at December 31, 2004. In late December 2004, we closed on a financing resulting in net proceeds of $1,815,000. The cash provided by our financing activities in late 2004 offset the $606,762 of cash used in operations in the first quarter of 2005 and $11,455 used in investing activities.

         Receivables of $23,948 at March 31, 2005 consisted of sales made on Esellerate and Handango websites in March 2005 and paid to us in April 2005, as well as refundable taxes from the Canadian government. The entire amounts receivable at March 31, 2005 of $23,948 was collected in the second quarter of 2005. The amounts receivable at December 31, 2004 of $14,883 was collected in the first quarter of 2005.

         Prepaid expenses consisted of prepaid rent.

         Property and equipment consisted of hardware equipment purchased from independent suppliers in North America for the development of our products.

         Consulting fees payable consisted of payables owed to two of our officers, Nicholas Miller and Mitchell Burton. Consulting fees payable were $96,366 compared to $134,611 as at December 31, 2004 as a settlement with an employee that was accrued at year end in consulting fees payable was paid out in first quarter 2005.

         Deferred revenue at March 31, 2005 was nil as at December 31, 2004 the outstanding amount was related to maintenance and support revenue in connection with the Source Code Licensing Agreement, which was recognized each month for the 12 months from January 21, 2004 to January 20, 2005, and so by March 31, 2005 all revenue relating to this contract had been recognized.

         Accounts payable decreased from March 31, 2005 to December 31, 2004 due almost entirely to the fact that we terminated an agreement with a vendor during the quarter which resulted in the recovery of $50,000 of accounts payable which had been accrued as at December 31, 2004. This recovery has been segregated on the income statement as a separate line item.

         In April 2004, we received $2,000,000 in funds from a private investor in connection with a private placement offering pursuant to an irrevocable subscription agreement. During the quarter ended June 30, 2004, the investor requested that his investment be rescinded and, without waiving any of our rights we may have against the investor under the subscription agreement, we returned $1,500,000 to the investor of the $2,000,000 received. In connection with the private placement, we paid a $100,000 finder's fee. During the quarter ended June 30, 2004, we recovered the finder's fee, which we returned to the investor as well. It is our intent to return the $400,000 balance of the investment only when the investor enters into a mutual settlement agreement acceptable to us. Even though we have offered to return the remaining $400,000 to the investor if the investor executes a mutual settlement agreement, the investor has refused to execute the settlement agreement. We have informed the investor that if he continues to refuse to execute the settlement agreement, we will enforce the terms of the subscription agreement relating to the remaining $400,000 and issue shares of our common stock and common stock purchase warrants in accordance with the terms of the subscription agreement. The investor has indicated that he may initiate an action to recover the remaining $400,000. Although we have returned $1,600,000 of the $2,000,000 invested, we have not admitted to any facts or circumstances that would support a legal right to rescind the investment and we intend to vigorously defend any legal action on that basis. The $400,000 is reflected as share subscriptions payable at March 31, 2005.

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

         In April 2005, we and the investors who purchased the Additional Investment Rights determined to restructure the Additional Investment Rights to some other form of equity security. We expect to finalize the terms of the restructured security in May 2005.

PLAN OF OPERATION

         We believe we do not have sufficient funds to cover our operating overhead for the next twelve months. While we had approximately $687,000 of cash at March 31, 2005, our projected "burn rate" for the current fiscal three month period is approximately $180,000 per month. This cash flow rate is representative of the capital requirements over the twelve-month period from the date of the prospectus, based on our current growth plan. We anticipate that, if sufficiently funded over the next twelve months, our focus will be: marketing our products, supporting customers, and conducting on-going research and development.

         Accordingly, we estimate that we will need cash from one or more external sources of approximately $700,000 to $800,000 over the next twelve months. While we issued warrants as part of our December 2004 private placement that could potentially result in gross proceeds of $1,279,071 if fully exercised, we cannot provide any assurance that any of the warrants will be exercised. Therefore, we intend to conduct additional financings to raise funds from private investors. However, there are no assurances that we will be able to complete any such financings.

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

         On April 20, 2005, we announced that we would soon be shipping a range of new network security solutions designed to protect wired and wireless networks against the network security vulnerability arising from the deployment of unauthorized wireless devices. Our suite of new solutions will include:

   o AirSafe Enterprise - Cirond AirSafe Enterprise will provide network administrators with a Microsoft Windows-based tool designed to "put network administrators back in control of all the wireless-enabled devices in the company." It is designed to allow them to control how, when, where - and if users - can connect to wireless networks (and limiting the networks to which they can connect). It will enable them to set and enforce wireless usage policies.

   o AirPatrol Enterprise Controller - AirPatrol Enterprise Controller will be a network security appliance based on standard, rack-mounted server technology that puts all the capabilities Cirond's existing AirPatrol Enterprise wireless network security and management technology into a single, easily installable server.

   o AirPatrol Enterprise Central Console - AirPatrol Enterprise Central Console software will enable network administrators to configure and manage multiple AirPatrol Enterprise installations and locations from one central console. It will also allow users to connect to and control AirPatrol Enterprise Server Edition (or AirPatrol Enterprise Controller) installations through Microsoft Windows Remote Desktop software.

   o AirPatrol Enterprise Remote Viewer - AirPatrol Enterprise Remote Viewer will be a Window-based software application that allows any network manager to remotely view AirPatrol Enterprise Server Edition or AirPatrol Enterprise Controller Floor Plan screens on any network from which the software is installed.

         Also in April 2005, we announced the appointment of Richard J. Savastano as Vice President Sales. We believe that with the appointment of Mr. Savastano, who has over ten years of information technology hardware and software experience and the launch of our new network security products, our sales revenues will increase significantly from the revenues reported for the first quarter of this year.

OFF BALANCE SHEET ARRANGEMENTS

         We do not have any material off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

FORWARD-LOOKING STATEMENTS

         Certain statements in this Quarterly Report on Form 10-QSB, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and shareholders in the course of presentations about us, constitute "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. There are many factors that could cause these forward-looking statements to be incorrect including, but not limited to, the following:

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

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS.

          Exhibits:
          ----------------------------------------------------------------------
          REGULATION
          S-B NUMBER                           EXHIBIT
          ----------------------------------------------------------------------
              2.1 Stock Exchange Agreement by and between Cirond Corporation (f/k/a eXmailit.com) and Seaside Holdings Inc. (f/k/a Cirond Technologies Inc.) dated August 29, 2003 (1)
          ----------------------------------------------------------------------
              2.2 First Amendment to Stock Exchange Agreement by and between Cirond Corporation and Seaside Holdings Inc. (f/k/a Cirond Technologies Inc.) dated November 13, 2003
                       (1)
          ----------------------------------------------------------------------
              2.3      Articles of Exchange (2)
          ----------------------------------------------------------------------
              3.1      Articles of Incorporation, as amended (3)
          ----------------------------------------------------------------------
              3.2      Bylaws, as amended (4)
          ----------------------------------------------------------------------
              4.1 Certificate of Designation of Series B 5% Convertible Preferred Stock (5)
          ----------------------------------------------------------------------
             10.1 Management Advisory Services Agreement with Amber Tiger Holdings Corp. dated February 1, 2002 (2)
          ----------------------------------------------------------------------
             10.2      Management Advisory Services Agreement with Headline
                       Technologies Ltd. dated February 1, 2002 (2)
          ----------------------------------------------------------------------
             10.3      Management Advisory Services Agreement with Amber Tiger
                       Holdings Corp. dated January 1, 2004 (2)
          ----------------------------------------------------------------------
             10.4      2004 Stock Option Plan (6)
          ----------------------------------------------------------------------

          ----------------------------------------------------------------------
          REGULATION
          S-B NUMBER                           EXHIBIT
          ----------------------------------------------------------------------
             10.5 Agreement with Regency Capital Partners dated October 1, 2004, as amended November 2, 2004 (7)
          ----------------------------------------------------------------------
             10.6 Form of Securities Purchase Agreement dated as of December 22, 2004 between Cirond Corporation and the Purchasers named therein (5)
          ----------------------------------------------------------------------
             10.7 Registration Rights Agreement dated December 22, 2004 between Cirond Corporation and the Purchasers named therein (5)
          ----------------------------------------------------------------------
             10.8      Form of Common Stock Purchase Warrant (5)
          ----------------------------------------------------------------------
             10.9      Form of Additional Investment Right (5)
          ----------------------------------------------------------------------
             10.10 Source Code License Agreement dated January 21, 2004 between Computer Associates International, Inc. and Cirond Networks, Inc. (8)
          ----------------------------------------------------------------------
             31.1      Rule 13a-14(a) Certification of Chief Executive Officer
          ----------------------------------------------------------------------
             31.2      Rule 13a-14(a) Certification of Chief Financial Officer
          ----------------------------------------------------------------------
             32.1      Certification Pursuant to 18 U.S.C. Section 1350, as
                       Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
          ----------------------------------------------------------------------
             32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
          ----------------------------------------------------------------------

          ------------------

          (1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated November 25, 2003, filed December 5, 2003.
          (2) Incorporated by reference to the exhibits to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed May 10, 2004.
          (3) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, filed April 29, 2002.
          (4) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated December 17, 2004, filed December 22, 2004.
          (5) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated December 22, 2004, filed December 23, 2004.
          (6) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated September 20, 2004, filed October 5, 2004.
          (7) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated October 1, 2004, filed December 2, 2004.
          (8) Incorporated by reference to the exhibits to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, filed March 23, 2005.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CIROND CORPORATION



Date:  May 11, 2005                   By:      /S/ DAVID REDEKOP
                                         ---------------------------------------
                                            David Redekop
                                            Chief Financial Officer