Form 10QSB
period 2005-06-30
CIROND CORP
filed 2005-09-15
CIK 1132810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  JUNE 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______________ to _______________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,110,000 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF JUNE 30, 2005

Transitional Small Business Disclosure Format (check one):   Yes       No   X
                                                                -----    ------

                  Consolidated Interim Financial Statements of

                  CIROND CORPORATION

                  (Expressed in United States dollars)

                  Six months ended June 30, 2005

CIROND CORPORATION

Consolidated Interim Balance Sheets

(Expressed in United States dollars)

June 30, 2005 and December 31 2004

====================================================================================================================
                                                                            June 30,                   December 31,
                                                                                2005                           2004
--------------------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)

ASSETS

Current assets:
     Cash                                                              $     120,202                 $    1,308,086
     Amounts receivable, net of allowance of $nil (2004 - $nil)               28,374                         14,883
     Prepaid expenses and deposits                                            13,145                         17,873
     ---------------------------------------------------------------------------------------------------------------
                                                                             161,721                      1,340,842

Property and equipment                                                        69,629                         57,875

Website development                                                            4,756                          6,342

---------------------------------------------------------------------------------------------------------------------
                                                                       $     236,106                 $    1,405,059
=====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Accounts payable and accrued liabilities                          $      85,149                 $      188,698
     Consulting fees payable (note 3)                                         78,160                        134,611
     Deferred revenue                                                              -                          5,874
     Dividends payable                                                        49,589                          2,466
     Share subscriptions payable (note 4)                                    400,000                        400,000
     Due to stockholder (note 5)                                             111,389                        111,575
     ----------------------------------------------------------------------------------------------------------------
                                                                             724,287                        843,224

Redeemable, convertible preferred stock with a par value of
   $0.001.  25,000,000 authorized, 2,000 issued (December 31,
   2004 - 2,000), net of deferred financing costs (note 6)                    98,700                         70,500

Stockholders' equity (deficiency):
     Capital stock:
         100,000,000  voting common shares, with $0.001 par value
                      authorized, 37,110,000 issued (December 31,
                      2004 - 37,110,000)                                      37,110                         37,110

     Additional paid-in capital                                            3,671,654                      3,595,739
     Deficit                                                              (4,295,645)                    (3,141,514)
     ----------------------------------------------------------------------------------------------------------------
                                                                            (586,881)                       491,335
Going concern (note 2(a))
Subsequent event (note 6)
Commitments (note 8)
---------------------------------------------------------------------------------------------------------------------
                                                                       $     236,106                 $    1,405,059
=====================================================================================================================

See accompanying notes to consolidated interim financial statements.

CIROND CORPORATION

Consolidated Interim Statements of Loss

(Expressed in United States dollars)

Six months ended June 30, 2005 and 2004
(Unaudited)

=====================================================================================================================
                                                                                     2005                      2004
---------------------------------------------------------------------------------------------------------------------
Revenue:
   Software license fees (note 9)                                          $       77,413            $      821,562


Expenses:
     Advertising and promotion                                                    101,294                   158,082
     Amortization                                                                  12,374                    10,430
     Consulting fees (note 3)                                                     397,105                   169,648
     Foreign currency exchange loss (gain)                                           (211)                    3,789
     Gain on recovery of account payable                                          (50,000)                        -
     Interest                                                                       1,377                       897
     Office and administrative                                                     45,317                    37,279
     Professional fees                                                            129,799                   126,530
     Research and development                                                     224,916                   347,804
     Salaries and benefits                                                        214,573                   119,992
     Travel                                                                        82,284                   107,156
     -----------------------------------------------------------------------------------------------------------------
                                                                                1,158,828                 1,081,607

----------------------------------------------------------------------------------------------------------------------
Loss before interest income                                                    (1,081,415)                 (260,045)

Interest income                                                                     5,073                     3,121

----------------------------------------------------------------------------------------------------------------------
Loss                                                                        $  (1,076,342)           $     (256,924)
======================================================================================================================

Weighted average number of common shares outstanding,
   basic and diluted                                                           36,310,000                34,835,000

Loss per common share, basic and diluted                                    $       (0.03)           $        (0.01)
======================================================================================================================

See accompanying notes to consolidated interim financial statements.

CIROND CORPORATION

Consolidated Interim Statements of Loss

(Expressed in United States dollars)

Three months ended June 30, 2005 and 2004
(Unaudited)

====================================================================================================================
                                                                                     2005                      2004
--------------------------------------------------------------------------------------------------------------------
Revenue:
   Software license fees (note 9)                                          $       41,531            $       66,987


Expenses:
     Advertising and promotion                                                     31,124                   118,345
     Amortization                                                                   6,170                     6,397
     Consulting fees (note 3)                                                     198,466                    90,749
     Foreign currency exchange loss (gain)                                            524                     2,004
     Interest                                                                         959                       580
     Office and administrative                                                     26,903                    15,286
     Professional fees                                                             70,765                    92,870
     Research and development                                                     101,561                   186,067
     Salaries and benefits                                                        103,994                    65,349
     Travel                                                                        45,888                    48,089
--------------------------------------------------------------------------------------------------------------------
                                                                                  586,354                   625,736

--------------------------------------------------------------------------------------------------------------------
Loss before interest income                                                      (544,823)                 (558,749)

Interest income                                                                     1,711                     2,376

--------------------------------------------------------------------------------------------------------------------
Loss                                                                        $    (543,112)           $     (556,373)
====================================================================================================================

Weighted average number of common shares outstanding,
   basic and diluted                                                           36,385,000                35,210,000

Loss per common share, basic and diluted                                    $       (0.01)           $        (0.02)
====================================================================================================================


See accompanying notes to consolidated interim financial statements.

CIROND CORPORATION

Consolidated Interim Statement of Stockholders' Equity (Deficiency) and Comprehensive Loss

(Expressed in United States dollars)

Six months ended June 30, 2005
(Unaudited)

====================================================================================================================================
                                                                                                                               Total
                                                                                            Additional                 stockholders'
                                                                     Common Stock              paid-in                        equity
                                                                Shares         Amount          capital     Deficit      (deficiency)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2004                                    37,110,000     $  37,110   $   3,595,739   $ (3,141,514)  $   491,335
Common shares released from escrow in consideration
   of consulting services (note 7)                                     -             -          75,915              -        75,915
Accretion of discount on redeemable, convertible
   preferred stock (note 6)                                            -             -               -        (26,400)      (26,400)
Amortization on deferred financing costs (note 6)                      -             -               -         (1,800)       (1,800)
Dividend on redeemable, convertible preferred stock                    -             -               -        (49,589)      (49,589)
Comprehensive loss:
LOSS                                                                   -             -               -     (1,076,342)   (1,076,342)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2005                                        37,110,000     $  37,110   $   3,671,654   $ (4,295,645)  $  (586,881)
====================================================================================================================================


See accompanying notes to consolidated interim financial statements.

CIROND CORPORATION

Consolidated Interim Statements of Cash Flows

(Expressed in United States dollars)

Six months ended June 30, 2005 and 2004

(Unaudited)


===============================================================================================================
                                                                                     2005                 2004
---------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
     Loss                                                                   $  (1,076,342)       $    (256,924)
     Items not involving cash:
         Amortization                                                              12,374               10,430
         Common shares released from escrow in consideration
           of consulting services                                                  75,915                  -
     Changes in non-cash working capital:
         Amounts receivable                                                       (13,491)               1,843
         Prepaid expenses and deposits                                              4,728                  486
         Accounts payable and accrued liabilities                                (103,549)              18,139
         Consulting fees payable                                                  (56,451)             (23,300)
         Deferred revenue                                                          (5,874)              57,490
     ----------------------------------------------------------------------------------------------------------
                                                                               (1,162,690)            (191,836)
Financing:
     Advances from (to) stockholder                                                  (186)                 -
     Dividends paid                                                                (2,466)                 -
     Share subscriptions payable                                                      -                325,000
     Loan payable                                                                     -                500,000
     Repayment of loans payable                                                                       (175,000)
     ----------------------------------------------------------------------------------------------------------
                                                                                   (2,652)             650,000

Investing:
     Expenditures on property and equipment                                       (22,542)             (22,434)

---------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                    (1,187,884)             435,730

Cash, beginning of period                                                       1,308,086               86,066

---------------------------------------------------------------------------------------------------------------
Cash, end of period                                                         $     120,202        $     521,796
===============================================================================================================

Supplementary information:
  Interest paid                                                             $       1,377        $         897
  Income taxes paid                                                         $         -          $         -
===============================================================================================================

Non-cash financing and investing activities
     Common shares issued for share subscriptions proceeds
       received in a previous period                                        $         -          $     375,000

===============================================================================================================

See accompanying notes to consolidated interim financial statements.

CIROND CORPORATION

Consolidated Interim Statements of Cash Flows

(Expressed in United States dollars)

Three months ended June 30, 2005 and 2004

(Unaudited)


===============================================================================================================
                                                                                     2005                 2004
---------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
     Loss                                                                   $    (543,112)       $    (556,373)
     Items not involving cash:
         Amortization                                                               6,170                6,397
         Common shares released from escrow in consideration
           of consulting services                                                  27,995                  -
     Changes in non-cash working capital:
         Amounts receivable                                                        (4,426)              (1,590)
         Prepaid expenses and deposits                                                123                  341
         Accounts payable and accrued liabilities                                 (24,472)              99,983
         Consulting fees payable                                                  (18,206)             (23,300)
         Deferred revenue                                                             -                (16,500)
      ---------------------------------------------------------------------------------------------------------
                                                                                 (555,928)            (491,042)
Financing:
     Share subscription proceeds received (repaid)                                    -             (1,675,000)
     Loan payable                                                                     -                500,000
     Repayment of loan payable                                                        -               (100,000)
     ----------------------------------------------------------------------------------------------------------
                                                                                      -              1,275,000

Investing:
     Expenditures on property and equipment                                       (11,087)              (4,365)

---------------------------------------------------------------------------------------------------------------
Decrease in cash                                                                 (567,015)          (1,770,407)

Cash, beginning of period                                                         687,217            2,292,203

---------------------------------------------------------------------------------------------------------------
Cash, end of period                                                         $     120,202        $     521,796
===============================================================================================================

Supplementary information:
  Interest paid                                                             $         959        $         580
  Income taxes paid                                                         $         -          $         -
===============================================================================================================

Non-cash financing and investing activities
     Common shares issued for share subscriptions proceeds
       received in a previous period                                        $         -          $     375,000

===============================================================================================================


See accompanying notes to consolidated interim financial statements.

CIROND CORPORATION

Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Six months ended June 30, 2005

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

2.   SIGNIFICANT ACCOUNTING POLICIES

     a)  Going concern

         These interim financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business for the foreseeable future. The Company has realized a loss of $1,076,342 and incurred negative cash flow from operations of $1,162,690 to June 30, 2005 and has an accumulated deficit of $4,295,645 as at June 30, 2005. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

Six months ended June 30, 2005

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

     c)  Recent accounting pronouncements

         FASB issued a revision of SFAS No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS No. 123(R)"). SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The compensation cost is to be recognized over the service period which is determined by the vesting period. This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of a revised SFAS 123 will impact the Company's operating expenses and shareholders' equity (deficiency) to the extent that the Company issues stock options in consideration for services in connection with its proposed stock option plan.

3.   RELATED PARTY TRANSACTIONS:

     During the three months and six months ended June 30, 2005, the Company incurred consulting fees from a company controlled by the president totaling $45,000 and $90,000 (2004 - $45,000 and $90,000 respectively). At
     June 30, 2005, $nil (2004 - $20,000) of these consulting fees were included in consulting fees payable.

     During the three months and six months ended June 30, 2005, the Company incurred consulting fees from a Company controlled by the Chief Technology Officer totaling $36,000 Cdn and $72,000 Cdn (2004 - $30,000 US and $60,000
     US).  At June 30, 2005  $70,000 US (2004 - $80,000 US) of those  consulting fees were included in accounts payable and accrued liabilities consulting fees payable.

     The amounts were incurred in the normal course of operations and are recorded at the exchange amount, which is the amount established and agreed to by the related parties.

CIROND CORPORATION

Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Six months ended June 30, 2005

(Unaudited)

================================================================================


4.   SHARE SUBSCRIPTIONS PAYABLE:

     In April 2004, the Company received a subscription for 4,000,000 common shares and common share purchase warrants for aggregate cash proceeds of $2 million pursuant to an irrevocable subscription agreement. The subscriber was granted common share purchase warrants as follows:

     ===========================================================================
     Number of common shares      Exercise price                Expiry date
     ---------------------------------------------------------------------------

     1,000,000                     $      0.50                 April 19, 2005
     1,000,000                     $      0.75                 April 19, 2005
     1,000,000                     $      1.00                 April 19, 2006
     1,000,000                     $      1.25                 April 19, 2006
     ---------------------------------------------------------------------------

     In May 2004, the subscriber requested that his investment be rescinded and, without waiving any of its rights it may have against the subscriber, the Company returned $1.5 million, and subsequently repaid $100,000, of the $2.0 million share subscription to the subscriber. As at June 30, 2005 and subsequent to June 30, 2005, the Company offered to return the remaining $400,000 to the subscriber upon execution of a mutual settlement agreement. The subscriber has refused the offer. If such refusal continues, the Company intends to issue common shares and common share purchase warrants under the terms initially agreed to. The outcome of this matter, including the settlement of the liability through the payment of cash or issuance of common shares and common share purchase warrants and if additional costs will be incurred on the settlement of the liability, cannot be determined at this time.

5.   DUE TO STOCKHOLDER:

     The amount due to a stockholder is unsecured, non-interest bearing and has no fixed terms of repayment.

6.   REDEEMABLE, CONVERTIBLE PREFERRED STOCK:

     On December 22, 2004 the Company entered into Securities Purchase Agreements with several accredited investors pursuant to which the Company agreed to sell, and the Investors agreed to purchase, 2,000 shares of Series B 5% Convertible Preferred Stock, warrants to purchase 2,325,584 shares of common stock, and Additional Investment Rights for a total consideration of $2,000,000. The warrants are exercisable for five years at $0.55 per share. The Preferred Stock may be converted into shares of common stock at a price of $0.43 per share at any time after issuance. The Additional Investment Rights entitle the Purchasers to buy up to $4,000,000 of Preferred Stock and warrants on the same terms for period of six months following the effective date of a Registration Statement on Form SB-2 related to common shares to be issued on conversion or redemption of the preferred shares. In connection with the subscription, Cirond paid Ascendiant Securities LLC ("Ascendiant") a cash commission of $160,000 and an expense allowance of $25,000, and issued Ascendiant warrants for the purchase of up to 1,674,419 shares of common stock at $0.55 per share. The Ascendiant warrants are exercisable for a five-year period commencing from the date on which the right to exercise the warrants vested.

CIROND CORPORATION

Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Six months ended June 30, 2005

(Unaudited)
================================================================================

6.   REDEEMABLE, CONVERTIBLE PREFERRED STOCK (CONTINUED):

     As at June 30, 2005, 372,093 Ascendiant warrants were vested. Ascendiant will be entitled to further vested warrants as the investors exercise their warrants and the Additional Investment Right securities. The warrants contain piggyback registration rights and a net exercise provision.

     The terms of the preferred stock provide that on the fifth anniversary of the original issue date (December 22, 2009), the Company shall redeem all of the then outstanding shares of preferred stock, for an amount in cash, or if certain conditions are met during the 30 days prior to the redemption date and at the election of the Company, in shares of common stock. Accordingly, only unconverted preferred shares will be subject to this redemption feature. As the redemption feature of the preferred shares is contingent upon the holder not having converted the preferred shares into common shares prior to the specified date, management has concluded that the redeemable, convertible preferred shares are not required to be classified as a liability under SFAS 150 but that this feature represents a contingent redemption feature under paragraph 10 of the standard. However, as all of the conditions, as defined in the Securities Purchase Agreement, must be met for the Company to be able to redeem any outstanding shares for other then cash, management has concluded that the preferred shares must be classified outside of permanent shareholders' deficiency in accordance with SEC Regulation SX 5-02(28).

     The gross proceeds of $2,000,000 and net proceeds of $1,815,000 was allocated between the redeemable preferred stock and common share purchase warrants based on their relative fair values and a beneficial conversion option was calculated to be recorded as a discount to redeemable, convertible preferred stock and an increase in additional paid-in capital at the issue date.

     In August 2005, the Company and the investors amended the terms of the Securities Purchase Agreements including adjusting the conversion price of the redeemable, convertible preferred stock from $0.43 to $0.25 per share, adjusting the exercise price of the investors warrants from $0.55 to $0.30 per share, terminating the Additional Investment Rights, amending a provision regarding subsequent transactions that will permit the Company to engage in unsecured borrowing, eliminating of a provision that would have prohibited the Company from undertaking a reverse or forward stock split without the consent of the investors, and eliminating an anti-dilution protection provision on the conversion price of the preferred stock and the exercise price of the warrants.

CIROND CORPORATION

Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Six months ended June 30, 2005

(Unaudited)

================================================================================

6.   REDEEMABLE, CONVERTIBLE PREFERRED STOCK (CONTINUED):

     The discount between the redemption amount and allocated proceeds is being accreted to the redemption price on December 22, 2009 and deferred financing costs are being amortized to December 22, 2009 by the interest method with the accretion and amortization charged to deficit. The balances at June 30, 2005 are as follows:

     ==========================================================================================================
                                                    Redeemable
                                                   Convertible                  Deferred
                                                     Preferred                 Financing
                                                         Stock                     Costs                 Total
     ----------------------------------------------------------------------------------------------------------
     Consideration                           $       2,000,000         $        (185,000)      $     1,815,000

     Assigned to warrants                             (627,000)                   58,000              (569,000)
     ----------------------------------------------------------------------------------------------------------
                                                     1,373,000                  (127,000)            1,246,000

     Beneficial conversion option                   (1,185,000)                     -               (1,185,000)
     ----------------------------------------------------------------------------------------------------------
                                                       188,000                  (127,000)               61,000
     Accretion and amortization to
       December 31, 2004                                 8,900                       600                 9,500
     ----------------------------------------------------------------------------------------------------------
     Balance, December 31, 2004                        196,900                  (126,400)               70,500
     Accretion and amortization to
       June 30, 2005                                    26,400                     1,800                28,200

     ----------------------------------------------------------------------------------------------------------
     Balance, June 30, 2005                  $         223,300         $        (124,600)      $        98,700
     ==========================================================================================================

7.   COMMON SHARES ISSUED FOR CONSULTING SERVICES:

     On August 2, 2004, Cirond entered into a Management Services Agreement with Securities Trading Services Inc. ("STS"). The agreement was effective as of August 2, 2004 and has a term of two years. Pursuant to the terms of the agreement, Cirond must issue 1,200,000 shares of its common stock to STS in consideration of services to be provided by STS. Common shares in the name of STS will be held in escrow by Cirond, with Cirond releasing 50,000 shares from escrow for every month as services are performed. STS may not vote any unearned shares held in escrow. In the event of a termination of the agreement by Cirond for breach or cause, Cirond may repurchase and cancel any unearned shares for $0.001 per share in an amount equal to 50,000 shares times the number of months remaining under the agreement after termination. STS was granted piggy-back registration rights in connection with the agreement and the shares are subject to anti-dilution provisions in the event of a consolidation of Cirond's share capital. In addition, upon closing of an equity financing of $1 million dollars, Cirond shall pay a consulting fee in the amount of $5,000 to STS upon the first day of each month over the remaining term of the contract. During the six months ended June 30, 2005, the monthly consulting was increased to an

CIROND CORPORATION

Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Six months ended June 30, 2005

(Unaudited)

================================================================================


7.   COMMON SHARES ISSUED FOR CONSULTING SERVICES:

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

     Common shares are valued as services are performed and common shares are earned and eligible for release from escrow. For the six month period ended June 30, 2005, $75,915 in compensation expense was recorded for the period in consulting fees and 300,000 common shares were earned and released from escrow. As at June 30, 2005, a total of 650,000 common shares remain held in escrow in connection with this agreement. Unearned shares that have not been released from escrow have not been included in the calculation of the weighted average number of common shares, basic and diluted.

8.   STOCK OPTION COMMITMENTS:

     As at June 30 2005, in connection with a services agreement with an unrelated party, the Company has committed to issue an option or warrant to purchase up to 200,000 shares of common stock. The exercise price and vesting provisions of the option or warrant are as follows:

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

     As at June 30, 2005, the Company's stock option plan is subject to final approval by its shareholders. Accordingly, a grant date and measurement date for the option or warrant above has not yet occurred and no compensation cost related to the option or warrant commitment has been recorded. Compensation cost related to the option or warrant will be recorded in the period that the stock option plan is approved by the Company's shareholders.

CIROND CORPORATION

Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Six months ended June 30, 2005

(Unaudited)

================================================================================

9.   REVENUE:

     The Company's revenue from its various product families is as follows:

     =========================================================================================================
                                                       2005                                  2004
                                      ---------------------------------     ----------------------------------
                                         Three months        Six months       Three months          Six months
     ---------------------------------------------------------------------------------------------------------
     Winc products                       $     13,873     $      34,461     $       41,987         $    77,436
     AirPatrol products                        27,658            37,078                  -                   -
     Source code license and support                -             5,874             25,000             744,126

     ---------------------------------------------------------------------------------------------------------
                                         $     41,531     $      77,413     $       66,987         $   821,562
     =========================================================================================================

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

GOING CONCERN

         The accompanying consolidated interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of our company as a going concern. At June 30, 2005, we had an accumulated deficit of $4,295,645, and have realized a loss of $1,076,342 and incurred negative cash flow from operations of $1,162,690 for the six months ended June 30, 2005. These factors raise substantial doubt as to our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

         Revenues from operations decreased from $66,987 for the three-month period ended June 30, 2004 to $41,531 for the three-month period ended June 30, 2005. Revenue for the second quarter of 2005 included $5,874 of revenue from licensing of our Winc Manager, Winc, pocketWinc and recently introduced AirPatrol Mobile, AirPatrol Sentinel and AirPatrol Enterprise software products. Our revenues during the second quarter of 2005 were significantly lower compared to the same period during 2004; however, almost all of the difference is attributable to the Source Code Licensing Agreement that closed in the first quarter of 2004. All of the payments due to us under this agreement were paid at the time of the contract and, at this time, we do not anticipate any further payments. Management is seeking to enter into other license agreements for our technology during the next 12 months; however, there are no assurances that we will be successful in entering into any such agreements.

         Our net loss for the three-month period ended June 30, 2005 was $543,112 compared to a net loss of $556,373 for the three-month period ended June 30, 2004. The difference between the net loss in second quarter 2005 compared to the net loss in 2004 is primarily due to higher expenditures in 2004 on advertising and promotion and higher expenditures in 2004 on research and development. These higher expenditures in 2004 were offset by higher spending in 2005 on consultants.

         During the three month period ended June 30, 2005 the most dramatic decreases in expenses over the second quarter of 2004 were in the areas of advertising and promotion (-74%), research and development (-45%), and professional fees (-24%), while increases were incurred in consulting fees (119%) and salaries and benefits (59%). Advertising and promotion decreased to $31,124 in second quarter 2005 compared to $118,345 in second quarter 2004 as we scaled back our marketing program in the second quarter to conserve capital. Professional fees in the second quarter of 2005 were $70,765 compared to $92,870 for the second quarter of 2004 due to higher fees in 2004 related to on-going financings. Salaries and benefits for the second quarter 2005 were $103,994 compared to $65,349 for second quarter 2004 as a result of our having three more employees in second quarter 2005 than in second quarter 2004. In second quarter 2005, consulting fees increased from $90,749 in second quarter 2004 to $198,466 in second quarter 2005. The increase in consulting fees from second quarter 2004 is due to increased fees paid for online marketing initiatives, corporate finance initiatives and the expensing of the fair value of shares released from escrow in consideration of services totaling approximately $27,995. This agreement went into effect in the third quarter of 2004 and thus was not included in second quarter 2004 comparative consulting fees. Research and development expenses were lower in second quarter 2005 compared to second quarter 2004 due to the fact that second quarter 2004 included $50,000 of purchased research and development, and due to the fact that our research and development team had two fewer individuals than in second quarter 2004.

         Dividends of $49,589 were accrued to June 30, 2005 related to redeemable, convertible preferred stock issued on December 22, 2004. Accretion of the discount to the redeemable, convertible preferred stock, with respect to a beneficial conversion option and warrants issued in connection with preferred stock, of $14,300 as well as amortization of deferred financing costs of $1,000 were recorded for the three months ended June 30, 2005. No cash dividends were declared during the three-month period ended June 30, 2004.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

         Revenues from operations decreased from $821,562 for the six-month period ended June 30, 2004 to $77,413 for the six-month period ended June 30, 2005. Revenue for the first six months of 2005 included $5,874 of revenue from the support and maintenance portion of the Source Code Licensing Agreement, as well as revenue from licensing of our Winc Manager, Winc, pocketWinc and recently introduced AirPatrol Mobile, AirPatrol Sentinel and AirPatrol Enterprise software products. Our revenues during the 2005 second quarter were significantly lower compared to the same period during 2004; however, almost all of the difference is attributable to the Source Code Licensing Agreement that closed in the first quarter of 2004. All of the payments due to us under this agreement were paid at the time of the contract and, at this time, we do not anticipate any further payments. Management is seeking to enter into other license agreements for our technology during the next 12 months; however, there are no assurances that we will be successful in entering into any such agreements.

         Our net loss for the six-month period ended June 30, 2005 was $1,076,342 compared to a net loss of $256,924 for the six-month period ended June 30, 2004. The difference between the net loss in the first six months of 2005 compared to the net loss in 2004 is primarily due to the Source Code Licensing Agreement, which was closed, in the first quarter of 2004. This event led to $744,126 of revenue to be recognized in the first two quarters of 2004. This licensing agreement was not renewed in 2005, and therefore, only $5,874 of Source Code licensing revenue was recognized in the first six months of 2005, which was related to the maintenance and support portion of the contract, which was completed on January 20, 2005.

         Expenses were also higher in the first six months of 2005 compared to 2004. During the six month period ended June 30, 2005 the most dramatic increases in expenses over the first quarter of 2004 were in the areas of consulting fees (134%), office and administrative (22%), and salaries and benefits (79%). Advertising and promotion decreased to $101,294 in the first six months of 2005 compared to $158,082 in 2004 as we reduced expenditures on marketing in the second quarter given our capital resources available. Professional fees in the first six months of 2005 were $129,799 compared to $126,530 to June 30, 2004 due to legal fees and accounting fees incurred in the first quarter of 2005 relating to the preparation and review of securities filings related to the requirements of the financing that closed on December 22, 2004. Salaries and benefits for the six month period ended June 30 2005 were $214,573 compared to $119,992 for the six months ended June 30 2004 as a result of our having three more employees in the first six months of 2005 versus 2004. Consulting fees increased from $169,648 in the first six months of 2004 to $397,105 in the first six months of 2005. The increase in consulting fees from the same period in 2004 is due to increased fees paid for online marketing initiatives, corporate finance initiatives and the expensing of the fair value of shares released from escrow in consideration of services totaling approximately $75,915. This agreement went into effect in the third quarter of 2004 and thus was not included in first quarter 2004 comparative consulting fees. Research and development expenses were lower in first six months of 2005 compared to 2004 due to the fact that the first six months of 2004 included $100,000 of purchased research and development. We also reached an agreement with a vendor during the first six months of 2005 to terminate services, which resulted in our recording a recovery of $50,000 of expenses that had been accrued in accounts payable as at December 31, 2004.

         Dividends of $49,589 were accrued to June 30, 2005 related to redeemable, convertible preferred stock issued on December 22, 2004. Accretion of the discount to the redeemable, convertible preferred stock, with respect to a beneficial conversion option and warrants issued in connection with preferred stock, of $26,400 as well as amortization of deferred financing costs of $1,800 were recorded for the six months ended June 30, 2005. No cash dividends were declared during the six-month period ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         As at June 30, 2005, we had cash of $120,202 and a working capital deficiency of $562,566, as compared to cash of $1,308,086 and a working capital surplus of $497,618 at December 31, 2004. In late December 2004, we closed on a financing resulting in net proceeds of $1,815,000. The cash provided by our financing activities in late 2004 offset the $1,162,690 of cash used in operations in the first six months of 2005, 2,652 used in financing activities and $22,542 used in investing activities.

         Receivables of $28,374 at June 30, 2005 consisted of sales made on Esellerate and Pocketgear websites in June 2005 and paid to us in July 2005, sales made to two independent vendors, and refundable taxes from the Canadian government. The entire amounts receivable at June 30, 2005 of $28,374 was collected in the third quarter of 2005. The amounts receivable at December 31, 2004 of $14,883 was collected in the first quarter of 2005.

         Prepaid expenses consisted of prepaid rent.

         Property and equipment consisted of hardware equipment purchased from independent suppliers in North America for the development of our products.

         Consulting fees payable consisted of payables owed to two of our officers, Nicholas Miller and Mitchell Burton. Consulting fees payable were $78,160 compared to $134,611 as at December 31, 2004 as a settlement with an employee that was accrued at year end in consulting fees payable was paid out in first quarter 2005.

         Deferred revenue at June 30, 2005 was $nil as at December 31, 2004 the outstanding amount was related to maintenance and support revenue in connection with the Source Code Licensing Agreement, which was recognized each month for the 12 months from January 21, 2004 to January 20, 2005, and so by June 30, 2005 all revenue relating to this contract had been recognized.

         Accounts payable decreased from June 30, 2005 to December 31, 2004 due partially to the fact that we terminated an agreement with a vendor during the quarter which resulted in the recovery of $50,000 of accounts payable which had been accrued as at December 31, 2004. This recovery has been segregated on the income statement as a separate line item.

         In April 2004, we received $2,000,000 in funds from a private investor in connection with a private placement offering pursuant to an irrevocable subscription agreement. During the quarter ended June 30, 2004, the investor requested that his investment be rescinded and, without waiving any of our rights we may have against the investor under the subscription agreement, we returned $1,500,000 to the investor of the $2,000,000 received. In connection with the private placement, we paid a $100,000 finder's fee. During the quarter ended June 30, 2004, we recovered the finder's fee, which we returned to the investor as well. It is our intent to return the $400,000 balance of the investment only when the investor enters into a mutual settlement agreement acceptable to us. Even though we have offered to return the remaining $400,000 to the investor if the investor executes a mutual settlement agreement, the investor has refused to execute the settlement agreement. We have informed the investor that if he continues to refuse to execute the settlement agreement, we will enforce the terms of the subscription agreement relating to the remaining $400,000 and issue shares of our common stock and common stock purchase warrants in accordance with the terms of the subscription agreement. The investor has indicated that he may initiate an action to recover the remaining $400,000. Although we have returned $1,600,000 of the $2,000,000 invested, we have not admitted to any facts or circumstances that would support a legal right to rescind the investment and we intend to vigorously defend any legal action on that basis. The $400,000 is reflected as share subscriptions payable at June 30, 2005.

         In December 2004, we entered into securities purchase agreements with several accredited investors pursuant to which we agreed to sell, and the investors agreed to purchase, 2,000 shares of Series B 5% Redeemable Convertible Preferred Stock, warrants to purchase 2,325,584 shares of common stock, and Additional Investment Rights for a total of $2,000,000. The warrants are exercisable for five years at $0.55 per share. The preferred stock may be converted in shares of common stock at a price of $0.43 per share. The Additional Investment Rights entitle the investors to buy up to $4,000,000 of preferred stock and warrants on the same terms for period of six months following the effective date of the registration statement we agreed to file. We disclosed, as a subsequent event, the receipt of common share subscriptions totaling $250,000 in our September 30, 2004 consolidated interim financial statements. The subscriber agreed to apply its $250,000 investment to purchase 250 shares of preferred stock in connection with this financing.

         In connection with the subscription, we paid Ascendiant Securities, LLC a cash commission of $160,000 and an expense allowance of $25,000, and issued Ascendiant warrants for the purchase of up to 1,674,419 shares of common stock at $0.55 per share. The Ascendiant warrants are exercisable for a five-year period commencing from the date on which the right to exercise the warrants vested. As at June 30, 2005, 372,093 Ascendiant warrants were vested. Ascendiant will be entitled to further vested warrants as the investors exercise their warrants and the Additional Investment Right securities. The warrants contain piggyback registration rights and a net exercise provision.

         In April 2005, we and the investors who purchased the Additional Investment Rights determined to restructure the Additional Investment Rights to some other form of equity security. In August 2005, we entered into an amended securities purchase agreement with the investors that provides for the following: (1) a decrease in the conversion price of the preferred stock from $0.43 to $0.25 per share, (2) a decrease in the exercise price of the warrants from $0.55 to $0.30 per share, (3) the termination of all Additional Investment Rights, (4) an amendment to a provision regarding subsequent transactions that will permit us to engage in unsecured borrowing, (5) the elimination of a provision that would have prohibited us from undertaking a reverse or forward stock split without the consent of the investors, and (6) the elimination of anti-dilution protection of the conversion price of the preferred stock and exercise price of the warrants.

PLAN OF OPERATION

         We believe we do not have sufficient funds to cover our operating overhead for the next twelve months. While we had approximately $120,202 of cash at June 30, 2005, our projected "burn rate" for the current fiscal three-month period is approximately $100,000 per month. This cash flow rate is representative of the capital requirements over the twelve-month period from the date of this report, based on our current growth plan. We anticipate that, if sufficiently funded over the next twelve months, our focus will be: marketing our products, supporting customers, and conducting on-going research and development.

         Accordingly, we estimate that we will need cash from one or more external sources of approximately $950,000 to $1,100,000 over the next twelve months. While we issued warrants as part of our December 2004 private placement that could potentially result in gross proceeds of $1,279,071 if fully exercised, we cannot provide any assurance that any of the warrants will be exercised. Therefore, we intend to conduct additional financings to raise funds from private investors. However, there are no assurances that we will be able to complete any such financings.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS.

         Exhibits:
--------------------------------------------------------------------------------
 REGULATION
  S-B NUMBER                            EXHIBIT
--------------------------------------------------------------------------------
     2.1 Stock Exchange Agreement by and between Cirond Corporation (f/k/a eXmailit.com) and Seaside Holdings Inc. (f/k/a Cirond Technologies Inc.) dated August 29, 2003 (1)
--------------------------------------------------------------------------------
     2.2 First Amendment to Stock Exchange Agreement by and between Cirond Corporation and Seaside Holdings Inc. (f/k/a Cirond Technologies Inc.) dated November 13, 2003 (1)
--------------------------------------------------------------------------------
     2.3        Articles of Exchange (2)
--------------------------------------------------------------------------------
     3.1        Articles of Incorporation, as amended (3)
--------------------------------------------------------------------------------
     3.2        Bylaws, as amended (4)
--------------------------------------------------------------------------------
     4.1        Certificate of Designation of Series B 5% Convertible Preferred
                Stock (5)
--------------------------------------------------------------------------------
    10.1 Management Advisory Services Agreement with Amber Tiger Holdings Corp. dated February 1, 2002 (2)
--------------------------------------------------------------------------------
    10.2 Management Advisory Services Agreement with Headline Technologies Ltd. dated February 1, 2002 (2)
--------------------------------------------------------------------------------
    10.3 Management Advisory Services Agreement with Amber Tiger Holdings Corp. dated January 1, 2004 (2)
--------------------------------------------------------------------------------
    10.4        2004 Stock Option Plan (6)
--------------------------------------------------------------------------------
    10.5 Agreement with Regency Capital Partners dated October 1, 2004, as amended November 2, 2004 (7)
--------------------------------------------------------------------------------
    10.6 Form of Securities Purchase Agreement dated as of December 22, 2004 between Cirond Corporation and the Purchasers named therein
                (5)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 REGULATION
  S-B NUMBER                            EXHIBIT
--------------------------------------------------------------------------------
    10.7 Registration Rights Agreement dated December 22, 2004 between Cirond Corporation and the Purchasers named therein (5)
--------------------------------------------------------------------------------
    10.8        Form of Common Stock Purchase Warrant (5)
--------------------------------------------------------------------------------
    10.9        Form of Additional Investment Right (5)
--------------------------------------------------------------------------------
   10.10 Source Code License Agreement dated January 21, 2004 between Computer Associates International, Inc. and Cirond Networks, Inc. (8)
--------------------------------------------------------------------------------
    31.1 Rule 13a-14(a) Certification of Chief Executive Officer and Interim Chief Financial Officer
--------------------------------------------------------------------------------
    32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Interim Chief Financial Officer
--------------------------------------------------------------------------------

--------------------
(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated November 25, 2003, filed December 5, 2003.
(2) Incorporated by reference to the exhibits to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed May 10, 2004.
(3) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, filed April 29, 2002.
(4) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated December 17, 2004, filed December 22, 2004.
(5) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated December 22, 2004, filed December 23, 2004.
(6) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated September 20, 2004, filed October 5, 2004.
(7) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated October 1, 2004, filed December 2, 2004.
(8) Incorporated by reference to the exhibits to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, filed March 23, 2005.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CIROND CORPORATION



Date:  September 15, 2005               By:  /s/ NICHOLAS MILLER
                                           -------------------------------------
                                               Nicholas Miller
                                               Chief Executive Officer
                                               Interim Chief Financial Officer