Form 10QSB
period 2005-09-30
CIROND CORP
filed 2006-08-07
CIK 1132810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  SEPTEMBER 30, 2005

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from _________________ to _________________

                         Commission file number 0-49763

                               CIROND CORPORATION
        (Exact name of small business issuer as specified in its charter)

               NEVADA                                 88-0469593
  (State or other jurisdiction of                   (IRS Employer
   incorporation or organization)                 Identification No.)

             100 ALBRIGHT WAY, SUITE D, LOS GATOS, CALIFORNIA 95032
                    (Address of principal executive offices)

                                 (408) 370-1797
                           (Issuer's telephone number)

    4185 STILL CREEK DRIVE #B-101, BURNABY, BRITISH COLUMBIA, CANADA V5C 6G9
                        (Former name, former address and
                former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 96,110,000 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF JULY 14, 2006


       Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                     ---   ---

                  Consolidated Interim Financial Statements of

                  CIROND CORPORATION

                  (Expressed in United States dollars)

                  Nine months ended September 30, 2005

CIROND CORPORATION

Consolidated Balance Sheets

(Expressed in United States dollars)

September 30, 2005 and December 31, 2004

=====================================================================================================================
                                                                       September 30,                   December 31,
                                                                                2005                           2004
---------------------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
ASSETS

Current assets:
     Cash                                                              $      11,101             $        1,308,086
     Amounts receivable, net of allowance
        of $nil (December 31, 2004 - $nil)                                    17,136                         14,883
     Prepaid expenses and deposits                                            13,789                         17,873
     ----------------------------------------------------------------------------------------------------------------
                                                                              42,026                      1,340,842

Property and equipment                                                        62,246                         57,875

Website development                                                            3,960                          6,342

---------------------------------------------------------------------------------------------------------------------
                                                                       $     108,232             $        1,405,059
=====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Accounts payable and accrued liabilities                          $     283,997             $          188,698
     Consulting fees payable (note 3)                                        110,000                        134,611
     Deferred revenue                                                              -                          5,874
     Dividends payable                                                        74,795                          2,466
     Share subscriptions payable (note 4)                                    400,000                        400,000
     Due to related company (note 5)                                          12,806                              -
     Due to stockholder (note 6)                                                   -                        111,575
     ----------------------------------------------------------------------------------------------------------------
                                                                             881,598                        843,224

Redeemable, convertible preferred stock with a par value of
   $0.001.  25,000,000 authorized, 2,000 issued (December 31,
   2004 - 2,000), net of deferred financing costs (note 7)                   116,700                         70,500

Stockholders' equity (deficiency):
     Capital stock:
           100,000,000  voting common shares, with $0.001 par value
                        authorized, 37,110,000 issued (December 31,
                        2004 - 37,110,000)                                    37,110                         37,110
     Additional paid-in capital                                            4,095,107                      3,595,739
     Deficit                                                              (5,022,283)                    (3,141,514)
     ----------------------------------------------------------------------------------------------------------------
                                                                            (890,066)                       491,335
Going concern (note 2(a))
Subsequent events (note 9)
---------------------------------------------------------------------------------------------------------------------
                                                                       $     108,232             $        1,405,059
=====================================================================================================================

See accompanying notes to consolidated interim financial statements.

CIROND CORPORATION

Consolidated Interim Statements of Loss

(Expressed in United States dollars)

Nine months ended September 30, 2005 and 2004
(Unaudited)

====================================================================================================================
                                                                                     2005                      2004
--------------------------------------------------------------------------------------------------------------------
Revenue (note 10)                                                          $      106,447        $          905,108

Expenses:
     Advertising and promotion                                                    103,224                   202,942
     Amortization                                                                  20,932                    18,278
     Consulting fees (note 3)                                                     695,713                   433,927
     Foreign currency exchange loss (gain)                                          6,053                    (3,527)
     Gain on debt settlement                                                      (11,389)                        -
     Gain on recovery of account payable                                          (50,000)                        -
     Interest                                                                       1,724                     1,448
     Office and administrative                                                     61,819                    49,824
     Professional fees                                                            145,132                   160,292
     Research and development                                                     201,065                   468,281
     Salaries and benefits                                                        220,356                   185,828
     Travel                                                                        86,665                   132,591
--------------------------------------------------------------------------------------------------------------------
                                                                                1,481,294                 1,649,884

--------------------------------------------------------------------------------------------------------------------
Loss before interest income                                                    (1,374,847)                 (774,776)

Interest income                                                                     5,073                     3,348

--------------------------------------------------------------------------------------------------------------------
Loss                                                                       $   (1,369,774)       $         (741,428)
====================================================================================================================

Weighted average number of common shares outstanding,
   basic and diluted                                                           36,465,861                34,983,540

Loss per common share, basic and diluted                                   $        (0.05)       $            (0.02)
====================================================================================================================

See accompanying notes to consolidated interim financial statements.

CIROND CORPORATION

Consolidated Interim Statements of Loss

(Expressed in United States dollars)

Three months ended September 30, 2005 and 2004
(Unaudited)

====================================================================================================================
                                                                                     2005                      2004
--------------------------------------------------------------------------------------------------------------------
Revenue (note 10)                                                          $       29,034        $           83,546


Expenses:
     Advertising and promotion                                                      1,930                    44,860
     Amortization                                                                   8,558                     7,848
     Consulting fees (note 3)                                                     298,608                   264,279
     Foreign currency exchange loss (gain)                                          6,264                    (7,316)
     Gain on debt settlement                                                      (11,389)                        -
     Interest                                                                         347                       551
     Office and administrative                                                     16,503                    12,545
     Professional fees                                                             15,333                    33,762
     Research and development (recovery)                                          (23,851)                  120,477
     Salaries and benefits                                                          5,783                    65,836
     Travel                                                                         4,381                    25,435
--------------------------------------------------------------------------------------------------------------------
                                                                                  322,467                   568,277

--------------------------------------------------------------------------------------------------------------------
Loss before interest income                                                      (293,433)                 (484,731)

Interest income                                                                         -                       227

--------------------------------------------------------------------------------------------------------------------
Loss                                                                       $     (293,433)       $         (484,504)
====================================================================================================================

Weighted average number of common shares outstanding,
   basic and diluted                                                           36,722,500                35,286,374

Loss per common share, basic and diluted                                   $        (0.02)       $            (0.01)
====================================================================================================================

See accompanying notes to consolidated interim financial statements.

CIROND CORPORATION

Consolidated Interim Statement of Stockholders' Equity (Deficiency) and Comprehensive Loss

(Expressed in United States dollars)

From December 31, 2004 to September 30, 2005
(Unaudited)

====================================================================================================================================
                                                                                                                               Total
                                                                                        Additional                     stockholders'
                                                                     Common Stock          paid-in                            equity
                                                                  Shares      Amount       capital        Deficit       (deficiency)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2004                                      37,110,000   $  37,110   $ 3,595,739   $ (3,141,514)   $    491,335
Common shares released from escrow in consideration of
   consulting services (note 8)                                          -           -       109,368              -         109,368
Deemed distribution on redeemable, convertible preferred
   stock (note 7)                                                        -           -       390,000       (390,000)              -
Accretion of discount on redeemable, convertible preferred
   stock (note 7)                                                        -           -             -        (43,200)        (43,200)
Amortization on deferred financing costs (note 7)                        -           -             -         (3,000)         (3,000)
Dividend on redeemable, convertible preferred stock                      -           -             -        (74,795)        (74,795)
Comprehensive loss:
   Loss                                                                  -           -             -     (1,369,774)     (1,369,774)
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2005                                     37,110,000   $  37,110   $ 4,095,107   $ (5,022,283)   $   (890,066)
====================================================================================================================================


See accompanying notes to consolidated interim financial statements.

CIROND CORPORATION

Consolidated Interim Statements of Cash Flows

(Expressed in United States dollars)

Nine months ended September 30, 2005 and 2004

(Unaudited)

===============================================================================================================
                                                                                     2005                 2004
---------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
     Loss                                                                   $  (1,369,774)       $    (741,428)
     Item not involving cash:
         Amortization                                                              20,932               18,278
         Common shares released from escrow in consideration
           of consulting services                                                 109,368              104,000
         Recovery of research and development expense                            (100,000)                -
         Gain on debt settlement                                                  (11,389)                -
         Gain on recovery of account payable                                      (50,000)                -
     Changes in non-cash working capital:
         Amounts receivable                                                        (2,253)              (4,749)
         Prepaid expenses and deposits                                              4,084                 (226)
         Accounts payable and accrued liabilities                                 145,299              (22,095)
         Consulting fees payable                                                  (24,611)             (19,484)
         Deferred revenue                                                          (5,874)              23,990
---------------------------------------------------------------------------------------------------------------
                                                                               (1,284,218)            (641,714)
Financing:
     Advances from related company                                                 12,806                 -
     Advances to stockholder                                                         (186)             (10,001)
     Dividends paid                                                                (2,466)                -
     Share subscription proceeds                                                     -                 323,500
     Loan payable                                                                    -                 325,000
---------------------------------------------------------------------------------------------------------------
                                                                                   10,154              638,499
Investing:
     Expenditures on property and equipment                                       (22,921)             (23,550)

---------------------------------------------------------------------------------------------------------------
Decrease in cash                                                               (1,296,985)             (23,550)

Cash, beginning of period                                                       1,308,086               86,066

---------------------------------------------------------------------------------------------------------------
Cash, end of period                                                         $      11,101        $      59,301
===============================================================================================================

Supplementary information:
  Interest paid                                                             $       1,724        $       1,448
  Income taxes paid                                                         $        -           $        -
---------------------------------------------------------------------------------------------------------------
Non-cash investment and financing activities:
  Amount due to stockholder settled through the assignment
     of an account receivable                                               $     100,000        $        -
  Common shares issued for share subscriptions proceeds
     received in a prior period                                             $        -           $     673,500
  Deemed distribution on redeemable, convertible
     preferred stock                                                        $     390,000        $        -
===============================================================================================================

See accompanying notes to consolidated interim financial statements.

CIROND CORPORATION

Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Nine months ended September 30, 2005

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

2.   SIGNIFICANT ACCOUNTING POLICIES

     a)  Going concern

         These interim financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business for the foreseeable future. The Company has realized a loss of $1,369,774 and incurred negative cash flow from operations of $1,284,218 for the nine month period ended September 30, 2005 and has an accumulated deficit of $5,022,283 as at September 30, 2005. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

Nine months ended September 30, 2005

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

     c)  Recent accounting pronouncements

         FASB issued a revision of SFAS No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS No. 123(R)"). SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The compensation cost is to be recognized over the service period which is determined by the vesting period. This statement is effective for public entities that do not file as small business issuers as of the beginning of the first fiscal year that begins after June 15, 2005. The adoption of a revised SFAS 123 will impact the Company's operating expenses and shareholders' equity (deficiency), in the year the Company adopts the revised standard, to the extent that the Company issues stock options in consideration for services in connection with its proposed stock option plan.

         In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28" SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, unless such an approach is impracticable in which case prospective application of the change is appropriate, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted in our first quarter of fiscal 2006. Prior to SFAS 154, most accounting changes were recorded effective at the beginning of the year of change, with the cumulative effect at the beginning of the year of change recorded as a charge or credit to earnings in the period a change was adopted. The impact of the adoption of SFAS 154 will have on our financial statements is not yet determinable.

CIROND CORPORATION

Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Nine months ended September 30, 2005

(Unaudited)

================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     c)  Recent accounting pronouncements (continued)

         In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted in our first quarter of fiscal 2006. As the Company does not have any debt or equity investments, the impact of the adoption of FSP115-1 is not expected to impact our financial statements.

     d)  Loss per share

         Loss per share is calculated by increasing the loss for the period by distributions, deemed distributions and allocation to the redeemable, convertible preferred shares to arrive at the loss available for common shareholders. This number is then divided by the weighted average number of shares outstanding in the period.



3.   RELATED PARTY TRANSACTIONS:

     During the three months and nine months ended September 30, 2005, the Company incurred consulting fees from a company controlled by the Company's president totaling $45,000 and $135,000 (2004 - $45,000 and $135,000 respectively).  At September  30, 2005,  $40,000  (2004 - $20,000) of these consulting fees were included in consulting fees payable.

     The amounts were incurred in the normal course of operations and are recorded at the exchange amount, which is the amount established and agreed to by the related parties.

CIROND CORPORATION

Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Nine months ended September 30, 2005

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

     In May 2004, the subscriber requested that his investment be rescinded and, without waiving any of its rights it may have against the subscriber, the Company returned $1.5 million, and subsequently repaid $100,000, of the $2.0 million share subscription to the subscriber. As at September 30, 2005 and subsequent to September 30, 2005, the Company offered to return the remaining $400,000 to the subscriber upon execution of a mutual settlement agreement. The subscriber has refused the offer. If such refusal continues, the Company intends to issue common shares and common share purchase warrants under the terms initially agreed to. The outcome of this matter, including the settlement of the liability through the payment of cash or issuance of common shares and common share purchase warrants and if additional costs will be incurred on the settlement of the liability, cannot be determined at this time.

5.   DUE TO RELATED COMPANY:

     The amounts due to a company controlled by the Company's former president are unsecured, totaling CDN$15,000, bear interest at 2% per month and have no fixed terms of repayment.

6.   DUE TO STOCKHOLDER:

     The amount due to a stockholder is unsecured, non-interest bearing and has no fixed terms of repayment.

CIROND CORPORATION

Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Nine months ended September 30, 2005

(Unaudited)
================================================================================

7.   REDEEMABLE, CONVERTIBLE PREFERRED STOCK:

     On December 22, 2004 the Company entered into Securities Purchase Agreements with several accredited investors pursuant to which the Company agreed to sell, and the Investors agreed to purchase, 2,000 shares of Series B 5% Convertible Preferred Stock, warrants to purchase 2,325,584 shares of common stock, and Additional Investment Rights for a total consideration of $2,000,000. For the nine-month period ended September 30, 2005, the Company has accrued dividends totaling $74,795 related to the issued preferred shares. The warrants were originally exercisable for five years at $0.55 per share. The Preferred Stock were originally convertible into shares of common stock at a price of $0.43 per share at any time after issuance. The Additional Investment Rights entitle the Purchasers to buy up to $4,000,000 of Preferred Stock and warrants on the same terms for period of six months following the effective date of a Registration Statement on Form SB-2 related to common shares to be issued on conversion or redemption of the preferred shares. In connection with the subscription, Cirond paid Ascendiant Securities LLC ("Ascendiant") a cash commission of $160,000 and a non-accountable expense allowance of $25,000, and issued Ascendiant warrants for the purchase of up to 1,674,419 shares of common stock at $0.55 per share. The warrants are exercisable for a five-year period commencing from the date on which the right to exercise the warrants vested.


     As at September 30, 2005, 372,093 Ascendiant warrants were vested. Ascendiant will be entitled to further vested warrants as the investors exercise their warrants and the Additional Investment Right securities. The warrants contain piggyback registration rights and a net exercise provision.

     The terms of the preferred stock provide that on the fifth anniversary of the original issue date (December 22, 2009), the Company shall redeem all of the then outstanding shares of preferred stock, for an amount in cash, or if certain conditions are met during the 30 days prior to the redemption date and at the election of the Company, in shares of common stock. Accordingly, only unconverted preferred shares will be subject to this redemption feature. As the redemption feature of the preferred shares is contingent upon the holder not having converted the preferred shares into common shares prior to the specified date, management has concluded that the redeemable, convertible preferred shares are not required to be classified as a liability under SFAS 150 but that this feature represents a contingent redemption feature under paragraph 10 of the standard. However, as all of the conditions, as defined in the Securities Purchase Agreement, must be met for the Company to be able to redeem any outstanding shares for other then cash, management has concluded that the preferred shares must be classified as equity but outside of permanent shareholders' deficiency in accordance with SEC Regulation S-X5-02(28).

CIROND CORPORATION

Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Nine months ended September 30, 2005

(Unaudited)

================================================================================

7. REDEEMABLE, CONVERTIBLE PREFERRED STOCK (CONTINUED):

     The gross proceeds of $2,000,000 and net proceeds of $1,815,000 was allocated between the redeemable preferred stock and common share purchase warrants based on their relative fair values and a beneficial conversion option was calculated to be recorded as a discount to redeemable, convertible preferred stock and an increase in additional paid-in capital at the issue date.

     The discount between the redemption amount and allocated proceeds is being accreted to the redemption price on December 22, 2009 and deferred financing costs are being amortized to December 22, 2009 by the interest method with the accretion and amortization charged to deficit. The balances at September 30, 2005 are as follows:

     ==========================================================================================================
                                                    Redeemable
                                                   Convertible                  Deferred
                                                     Preferred                 Financing
                                                         Stock                     Costs                 Total
     ----------------------------------------------------------------------------------------------------------
     Consideration                           $       2,000,000         $        (185,000)      $     1,815,000

     Assigned to warrants                             (627,000)                   58,000              (569,000)
     ----------------------------------------------------------------------------------------------------------
                                                     1,373,000                  (127,000)            1,246,000

     Beneficial conversion option                   (1,185,000)                     -               (1,185,000)
     ----------------------------------------------------------------------------------------------------------
                                                       188,000                  (127,000)               61,000
     Accretion and amortization to
       December 31, 2004                                 8,900                       600                 9,500
     ----------------------------------------------------------------------------------------------------------
     Balance, December 31, 2004                        196,900                  (126,400)               70,500
     Accretion and amortization to
       September 30, 2005                               43,200                     3,000                46,200

     ----------------------------------------------------------------------------------------------------------
     Balance, September 30, 2005             $         240,100         $        (123,400)      $       116,700
     ==========================================================================================================

     In August 2005, the Company and the investors amended the terms of the Securities Purchase Agreements including adjusting the exercise price of the redeemable, convertible preferred stock to $0.25 per share, adjusting the conversion price of the investors' warrants to $0.30 per share and terminating the Additional Investment Rights. The Company has recorded a deemed distribution to the preferred shareholders due to the changes in the modification of conversion price and warrant exercise price of $390,000, equal to the excess of fair value of these rights immediately prior to and subsequent to the amendment. Fair value was estimated using the Black Scholes option pricing model using the expected period to conversion or exercise, a volatility factor of 152%, a risk-free interest rate of 4.13% and no assumed dividend rate.

CIROND CORPORATION

Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Nine months ended September 30, 2005

(Unaudited)

================================================================================


8.   COMMON SHARES ISSUED FOR CONSULTING SERVICES:

     On August 2, 2004, Cirond entered into a Management Services Agreement with Securities Trading Services Inc. ("STS"). The agreement was effective as of August 2, 2004 and has a term of two years. Pursuant to the terms of the agreement, Cirond must issue 1,200,000 shares of its common stock to STS in consideration of services to be provided by STS. Common shares in the name of STS will be held in escrow by Cirond, with Cirond releasing 50,000 shares from escrow for every month as services are performed. STS may not vote any unearned shares held in escrow. In the event of a termination of the agreement by Cirond for breach or cause, Cirond may repurchase and cancel any unearned shares for $0.001 per share in an amount equal to 50,000 shares times the number of months remaining under the agreement after termination. STS was granted piggyback registration rights in connection with the agreement and the shares are subject to anti-dilution provisions in the event of a consolidation of Cirond's share capital. In addition, upon closing of an equity financing of $1 million dollars, Cirond shall pay a consulting fee in the amount of $5,000 to STS upon the first day of each month over the remaining term of the contract. During the period ended March 31, 2005, the monthly consulting was increased to an agreed amount of $10,000 per month. The agreement also provides for the accelerated release of shares from escrow, if STS secures financing for Cirond, as follows:

     o   100,000 shares upon STS securing an equity financing of $1 million.
     o An additional 200,000 shares upon STS securing and additional $2 million of equity financing.
     o An additional 450,000 shares upon STS securing an additional $5 million of equity financing.
     o An additional 450,000 shares upon STS securing an additional $5 million of equity.


     Common shares are valued as services are performed and common shares are earned and eligible for release from escrow. As of August 1st, 2005, the agreement with STS was terminated by the Company for reasons other than cause and, as a result, the Company accrued a payable equal to one year of services, in accordance with the contract terms, and recorded compensation costs of $26,225 related to common shares in escrow as at the termination date. For the nine-month period ended September 30, 2005, a total of $109,368 in compensation expense was included in consulting fees.

CIROND CORPORATION

Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Nine months ended September 30, 2005

(Unaudited)

================================================================================

9.   SUBSEQUENT EVENTS:

     a)  Air Patrol Licensing Agreement:

         Effective, January 19, 2006, the Company negotiated a licensing agreement for the Air Patrol product line with a non-arms-length entity. In connection with the agreement, the entity agreed to pay the Company royalties equal to 20% of gross sales of Air Patrol products on or before January 19, 2007, 15% of gross sales of Air Patrol products between January 20, 2007 and January 19, 2008, 10% of gross sales of Air Patrol products between January 20, 2008 and January 19, 2009, 8% of gross sales of Air Patrol products between January 20, 2009 and January 19, 2010 and 5% of gross sales of Air Patrol products thereafter. In addition, the Company will receive royalties equal to 5% of gross sales from derivative versions of the Air Patrol products. On the effective date of the transaction, the Company received an advance payment of $50,000 in consideration of future royalties as provided above.

     b)  ServGate Technologies transaction:

         The Company entered into a Foreclosure Sale Agreement (the "Agreement") dated as of April 4, 2006 among Sand Hill Finance, LLC ("Sand Hill"), the Company, ServGate Technologies, Inc. ("ServGate"), and BSGL, LLC ("BSGL"), pursuant to which the Company agreed to acquire certain of the personal property assets of ServGate, consisting primarily of intellectual property, and assume certain of ServGate's liabilities from Sand Hill and BSGL, who were secured senior lenders holding those assets as collateral on existing loans that were in default. ServGate had developed unified threat management software and had more than 100 employees in the United States, Canada, and China. The Company also issued 9,000,000 shares of the Company's Common Stock to BSGL in accordance with the terms of the Agreement. The acquisition was made pursuant to a private foreclosure sale under Section 9610 of the California Uniform Commercial Code. On April 10, 2006, the Company completed its acquisition of the assets and the assumption of the specified liabilities of ServGate pursuant to the terms of the Agreement. The Company has initially, and on a preliminary basis only, allocated the assets acquired and liabilities from ServGate and shares of common stock issued to BSGL, in connection with the transaction as follows:

         Net assets acquired:
              Intangible assets - technology and patents             $8,081,000
              Accounts payable and accrued liabilities               (3,121,000)
              Promissory note payable to Sand Hill                   (2,100,000)
              Promissory note payable to BSGL                        (2,500,000)
              ------------------------------------------------------------------
                                                                        360,000
         Consideration given:
              9,000,000 shares of common stock to BSGL                 $360,000
         =======================================================================

CIROND CORPORATION

Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Nine months ended September 30, 2005

(Unaudited)

================================================================================

9.   SUBSEQUENT EVENTS (CONTINUED):

     b)  ServGate Technologies transaction (continued):

         The allocation of the purchase price on this transaction as described above is subject to modification based on the Company's formal assessment of the fair value of the net assets acquired and any such modification could be material. In connection with the acquisition of the assets, the Company obtained a secured bridge loan for $1,700,000 from Sand Hill and executed the above promissory notes to Sand Hill and BSGL. All of these obligations are secured by a security interest in the purchased assets and the $2,100,000 promissory note to Sand Hill is also guaranteed by certain management of ServGate and Cirond up to
         $1,915,000. The security interest of the bridge lender, up to a principal amount of $1,700,000 (plus interest and costs of enforcement), has first priority, the security interest of Sand Hill up to a principal amount of $2,100,000 (plus interest and costs of enforcement) is second, and the security interest of BSGL up to a principal amount of $2,500,000 (plus interest and costs of enforcement) is third.

         The $1,700,000 bridge loan accrues interest at 10% per annum, requires quarterly interest payments beginning July 1, 2006, and is due October 1, 2006. If revenues generated by the Company through June 30, 2006 are less than $1,500,000, then Sand Hill will have the option to require payment of the loan in full on the day that is 90 days after June 30, 2006. To June 30, 2006, the Company has not made all scheduled principal and interest payments and has not generated $1,500,000 in revenues. Sand Hill has not taken action to demand repayment of the loan as a result of the events. Proceeds of the bridge loans were used for payments to Sand Hill to reduce the $2,100,000 principal balance of its note and accrued liabilities that the Company had assumed.

         The note for $2,100,000 made payable to Sand Hill, as amended, is due December 31, 2006, accrues interest at 18% per annum, and requires interest payments on July 1, 2006, October 1, 2006 and December 31, 2006, as well as mandatory principal payments as follows: $150,000 by April 7, 2006, $100,000 by May 15, 2006, $500,000 by June 30, 2006,
         $500,000 by September 30, 2006, 25% of the proceeds from any OEM agreements, and 15% of the proceeds of any sale of equity over $3,000,000 by December 31, 2006. To June 30, 2006, the Company has not made all scheduled principal and interest payments. Sand Hill has not taken action to demand repayment of the note as a result of the events.

CIROND CORPORATION

Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Nine months ended September 30, 2005

(Unaudited)

================================================================================

9.   SUBSEQUENT EVENTS (CONTINUED):

     b)  ServGate Technologies transaction (continued):

         The note for $2,500,000 made payable to BSGL is due December 31, 2007, accrues interest at the prime rate plus 2% per annum and requires mandatory principal payments as follows: 10% of the net proceeds of an anticipated issuance by the Company of securities or convertible debt for an aggregate issuance price of not less than $5,000,000 (the "PIPE Transaction"), $375,000 on December 31, 2006, $375,000 on March 31,
         2007,  $375,000 on June 30, 2007,  $375,000 on September 30, 2007,  and
         the remaining outstanding principal balance on December 31, 2007. If the operating income generated by the ServGate products equals or exceeds $2,000,000 for the fiscal year ended December 31, 2006, then the note is to be paid by January 31, 2007. Interest is to be paid upon maturity by issuing common stock at a per share price equal to the lesser of (i) the PIPE Transaction Price and (ii) the current market price on the maturity date.

         BSGL can convert the principal amount of the note into shares of the Company's common stock at any time. BSGL must convert the $1,000,000 of the principal amount of the note if the revenue from the ServGate products does not equal or exceed $5,000,000 for the one-year period commencing April 4, 2006. In either case, conversion would be at a per share price equal to the lesser of (i) the PIPE Transaction Price and
         (ii) the current market price on the conversion date.

         Pursuant to the terms of the Agreement, as part of the Closing the Company issued 9,000,000 shares of its Common Stock to BSGL, LLC. The shares were issued in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to
         Section 4(2) thereof. The issuance of the shares was pursuant to a negotiated transaction not involving a public offering. The certificates representing the shares bear a restrictive legend prohibiting the sale of the shares in violation of the Act.

         The Company also issued a warrant to purchase stock to Sand Hill, which entitles Sand Hill to purchase, until April 3, 2013 at $0.01 per share, a number of shares of common stock equal to 10% of the outstanding capital stock of the Company on a fully diluted basis, assuming exercise of all stock options, warrants and rights to acquire stock; conversion of all debt or other instruments convertible into equity securities; and conversion of all preferred stock of other equity securities into common stock, with the calculation to be made as of April 3, 2006 after giving effect to the asset acquisition transaction.

CIROND CORPORATION

Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Nine months ended September 30, 2005

(Unaudited)

================================================================================

9.   SUBSEQUENT EVENTS (CONTINUED):

     c)  Conversion of certain Series B preference shares:

         In June 2006, the Company authorized the issuance of 50,000,000 shares of its common stock as partial conversion of certain outstanding Series B 5% Redeemable, Convertible Preferred Stock (the "Preferred Stock"). Holders of 1,550 shares of Preferred Stock, having a stated value of $1,550,000, agreed to convert their shares of Preferred Stock into 155,000,000 shares of common stock; however, the Company authorized the issuance of only 50,000,000 shares of common stock to as a result of a planned reverse stock split (note d).

     d)  Information statement:

         On July 10, 2006, the Company filed a preliminary information statement pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, and Regulation 14C and Schedule 14C thereunder, in connection with certain actions to be taken pursuant to the written consent of stockholders holding a majority of the Company's outstanding shares of common stock. These actions, anticipated to be effective August 31, 2006, are as follows:

         i)   To change the Company's name to Amarium Technologies Inc.;

         ii) To effect a 1 for 65 reverse stock split, whereby each stockholder shall receive 1 shares for every 65 shares owned;

         iii) To increase the number of authorized shares of common stock from 100,000,000 to 500,000,000; and

         iv) To amend the Company's Stock Option Plan to decrease the number of options authorized for issuance to the greater of 300,000 or 10% of the outstanding number of shares at the end the the Company's last completed fiscal quarter, and such number shall be automatically adjusted at the beginning of each fiscal quarter.

10.  REVENUE:

     The Company's revenue from its various product families is as follows:

     ============================================================================================================
                                                       2005                                  2004
                                      ---------------------------------     ----------------------------------
                                         Three months       Nine months       Three months         Nine months
     ------------------------------------------------------------------------------------------------------------
     Winc products                     $        4,895     $      39,356     $       36,906       $     114,342
     AirPatrol products                        24,139            61,217             21,640              21,640
     Source code license and support              -               5,874             25,000             769,126

     ------------------------------------------------------------------------------------------------------------
                                       $       29,034     $     106,447     $       83,546       $     905,108
     ============================================================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

         As Cirond Networks Inc. ("CNI") is a software development company, it earns revenues through license sales of its products, all of which utilize the proprietary technology developed by CNI. Development of the technology requires a significant outlay of cash before a viable product is developed that utilizes the technology. After development of a product, even more cash is required to market the product before any revenues are realized. Accordingly, the challenge that faces many software development companies is being able to obtain enough cash to fund research and development and marketing expenses and sustain the company until revenues are generated. Such funds are needed fairly quickly after products are developed, as the environment in which the products are used is constantly changing. Companies face the risk of discovering that their products do not meet the needs of the potential customers or are technologically outdated after a marketing campaign is launched.

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

         Believing that we had developed a viable suite of products dedicated to the goal of securing wired networks against the threat of unauthorized wireless devices that was ready for the marketplace, management focused its efforts and resources on marketing products through several channels during 2005. Our efforts did not result in significant sales revenues and we were unable to obtain external sources of cash to sustain these marketing efforts. Accordingly, in January 2006, we entered into a Source Code License Agreement and granted an exclusive license to AirPatrol Corporation to our software products.

         In April 2006, we entered into a Foreclosure Sale Agreement (the "Agreement") dated as of April 4, 2006 among Sand Hill Finance, LLC ("Sand Hill"), the Company, ServGate Technologies, Inc. ("ServGate"), and BSGL, LLC ("BSGL"), pursuant to which the Company agreed to acquire certain of the personal property assets of ServGate, consisting primarily of intellectual property, and assume certain of ServGate's liabilities from Sand Hill and BSGL, who were secured senior lenders holding those assets as collateral on existing loans that were in default. ServGate had developed unified threat management software and had more than 100 employees in the United States, Canada, and China. The Company also issued 9,000,000 shares of the Company's Common Stock to BSGL in accordance with the terms of the Agreement. The acquisition was made pursuant to a private foreclosure sale under Section 9610 of the California Uniform Commercial Code. On April 10, 2006, the Company completed its acquisition of the assets and the assumption of the specified liabilities of ServGate pursuant to the terms of the Agreement. We plan to continue as an Intellectual Property licensing and services company under the new name of "Amarium Technologies" and use the ServGate assets to establish a Unified Threat Management network security division.

GOING CONCERN

         The accompanying consolidated interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of our company as a going concern. The Company has realized a loss of $1,369,774 and incurred negative cash flow from operations of $1,284,218 for the nine month period ended September 30, 2005 and has an accumulated deficit of $5,022,283 as at September 30, 2005. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

         Revenues from operations decreased from $83,546 for the three-month period ended September 30, 2004 to $29,034 for the three-month period ended September 30, 2005. Revenue for the third quarter of 2005 included revenue from licensing of our Winc Manager, Winc, pocketWinc and recently introduced AirPatrol Mobile, AirPatrol Sentinel and AirPatrol Enterprise software products. Our revenues during the third quarter of 2005 were significantly lower compared to the same period during 2004; however, a large part of the difference is attributable to the Source Code Licensing Agreement that closed in the first quarter of 2004. All of the payments due to us under this agreement were paid at the time of the contract and, at this time, we do not anticipate any further payments. Management is seeking to enter into other license agreements for our technology during the next 12 months; however, there are no assurances that we will be successful in entering into any such agreements. The remaining difference related to a change in focus of management to launching and marketing the Air Patrol group of products, which resulted in lower sales of the more established Winc product line comparatively to 2004.

         Our net loss for the three-month period ended September 30, 2005 was $293,433 compared to a net loss of $484,504 for the three-month period ended September 30, 2004. The difference between the net loss in third quarter 2005 compared to the net loss in 2004 is primarily due to higher expenditures in 2004 on advertising and promotion, research and development, and salaries and benefits.

         During the three-month period ended September 30, 2005, the most dramatic decreases in expenses over the third quarter of 2004 were in the areas of research and development (-120%), advertising and promotion (-96%), travel (-83%), salaries and benefits fees (-91%), and professional fees (-55%), while increases were incurred in foreign currency exchange (185%) and office and administrative expenses (32%). Research and development expenses were lower in third quarter 2005 compared to third quarter 2004 due to the fact that in the third quarter of 2005 a $100,000 payment made to a third party for potential technology licenses in 2004 was recovered by way of a receivable from the supplier. These funds had been expensed in 2004 as purchased research and development. Also contributing to lower research and development costs in the third quarter of 2005 was the fact that our research and development team had four fewer individuals than in third quarter 2004. Advertising and promotion decreased to $1,930 in third quarter 2005 compared to $44,860 in third quarter 2004 as we scaled back our marketing program in the third quarter to conserve capital. This also affected travel expenses, which were $4,381 in third quarter 2005 as compared to $25,435 in 2004. Salaries and benefits for the third quarter 2005 were $5,783 compared to $65,836 for third quarter 2004 as we laid off 4 employees during the quarter. Professional fees in the third quarter of 2005 were $15,333 compared to $33,762 for the third quarter of 2004 due to higher fees in 2004 related to on-going financings.

         Dividends of $25,205 were accrued for the three months ended September 30, 2005 related to redeemable, convertible preferred stock issued on December 22, 2004. Accretion of the discount to the redeemable, convertible preferred stock, with respect to a beneficial conversion option and warrants issued in connection with preferred stock, of $9,700 as well as amortization of deferred financing costs of

$7,300 were recorded for the three months ended September 30, 2005. A deemed distribution of $390,000 was recorded to reflect the fair value of changes made to warrants and conversion price features on the preferred shares. No cash dividends were declared during the three-month period ended September 30, 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

         Revenues from operations decreased from $905,108 for the nine-month period ended September 30, 2004 to $106,447 for the nine-month period ended September 30, 2005. Revenue for the first nine months of 2005 included $5,874 of revenue from the support and maintenance portion of the Source Code Licensing Agreement, as well as revenue from licensing of our Winc Manager, Winc, pocketWinc and recently introduced AirPatrol Mobile, AirPatrol Sentinel and AirPatrol Enterprise software products. Our revenues during the nine months ended September 30, 2005 were significantly lower compared to the same period during 2004; however, almost all of the difference is attributable to the Source Code Licensing Agreement that closed in the first quarter of 2004. All of the payments due to us under this agreement were paid at the time of the contract and, at this time, we do not anticipate any further payments. Management is seeking to enter into other license agreements for our technology during the next 12 months; however, there are no assurances that we will be successful in entering into any such agreements.

         Our net loss for the nine-month period ended September 30, 2005 was $1,369,774 compared to a net loss of $741,428 for the nine-month period ended September 30, 2004. The difference between the net loss in the first nine months of 2005 compared to the net loss in 2004 is primarily due to the Source Code Licensing Agreement, which was closed, in the first quarter of 2004. This event led to $769,126 of revenue to be recognized in the first three quarters of 2004. This licensing agreement was not renewed in 2005, and therefore, only $5,874 of Source Code licensing revenue was recognized in the first nine months of 2005, which was related to the maintenance and support portion of the contract, which was completed on January 20, 2005.

         Expenses were also lower in the first nine months of 2005 compared to 2004. During the nine-month period ended September 30, 2005 the most dramatic increases in expenses over the comparable 2004 period were in the areas of foreign currency exchange (272%), consulting fees (60%), office and administrative (24%), and salaries and benefits (19%). Advertising and promotion decreased to $103,224 in the first nine months of 2005 compared to $202,942 in 2004 as we reduced expenditures on marketing in 2005 given our capital resources available. Salaries and benefits for the nine-month period ended September 30, 2005 were $220,356 compared to $185,828 for the nine months ended September 30, 2004 as a result of our having two more employees in the first nine months of 2005 versus 2004. Consulting fees increased from $433,927 in the first nine months of 2004 to $695,713 in the first nine months of 2005. The increase in consulting fees from the same period in 2004 is due to increased fees paid for online marketing initiatives, corporate finance initiatives and the expensing of the fair value of shares released from escrow in consideration of services totaling approximately $109,368. This agreement went into effect in the third quarter of 2004 and thus was not included in the first two quarters of 2004 comparative consulting fees. A further consulting fee expense incurred in the third quarter 2005 that caused higher consulting fees versus third quarter 2004 related to a contract with a specific vendor which was terminated during the quarter, resulting in a consulting expense of $120,000 being accrued as payable to the vendor. Research and development expenses were lower in first nine months of 2005 compared to 2004 due to the fact that the first nine months of 2004 included $100,000 of purchased research and development. We also reached an agreement with a vendor during the first nine months of 2005 to terminate services, which resulted in our recording a recovery of $50,000 of expenses that had been accrued in accounts payable as at December 31, 2004.

         Dividends of $74,795 that were accrued for the nine months ended September 30, 2005 related to redeemable, convertible preferred stock issued on December 22, 2004. Accretion of the discount to the redeemable, convertible preferred stock, with respect to a beneficial conversion option and warrants issued in connection with preferred stock, of $43,200 as well as amortization of deferred financing costs of $3,000 were recorded for the nine months ended September 30, 2005. A deemed distribution of $390,000 was recorded to reflect the fair value of changes made to warrants and conversion price features on the preferred shares. No cash dividends were declared during the nine-month period ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         As at September 30, 2005, we had cash of $11,101 and a working capital deficiency of $839,572, as compared to cash of $1,308,086 and a working capital surplus of $497,618 at December 31, 2004. In late December 2004, we closed on a financing resulting in net proceeds of $1,815,000. The cash provided by our financing activities in late 2004 offset the $1,284,218 of cash used in operations in the first nine months of 2005 and $22,921 used in investing activities.

         Receivables of $17,136 at September 30, 2005 consisted of sales made on Esellerate and Pocketgear websites in September 2005 and paid to us in October 2005, sales made to five independent vendors, and refundable taxes from the Canadian government. The entire amounts receivable at September 30, 2005 of $17,136 was collected in the fourth quarter of 2005. The amounts receivable at December 31, 2004 of $14,883 was collected in the first quarter of 2005.

         Prepaid expenses consisted of prepaid rent.

         Property and equipment consisted of hardware equipment purchased from independent suppliers in North America for the development of our products.

         Consulting fees payable consisted of payables owed to two of our former officers, Nicholas Miller and Mitchell Burton. Consulting fees payable were $110,000 compared to $134,611 as at December 31, 2004 as a settlement with an employee that was accrued at year end in consulting fees payable was paid out in first quarter 2005.

         Deferred revenue at September 30, 2005 was $nil as at December 31, 2004 the outstanding amount was related to maintenance and support revenue in connection with the Source Code Licensing Agreement, which was recognized each month for the 12 months from January 21, 2004 to January 20, 2005, and so by September 30, 2005 all revenue relating to this contract had been recognized.

         Accounts payable increased from $188,698 at December 31, 2004 to $283,997 at September 30, 2005 due to mainly to an accrual of $120,000 for fees owed to one vendor relating to cancellation of a contract.

         In April 2004, we received $2,000,000 in funds from a private investor in connection with a private placement offering pursuant to an irrevocable subscription agreement. During the quarter ended June 30, 2004, the investor requested that his investment be rescinded and, without waiving any of our rights we may have against the investor under the subscription agreement, we returned $1,500,000 to the investor of the $2,000,000 received. In connection with the private placement, we paid a $100,000 finder's fee. During the quarter ended June 30, 2004, we recovered the finder's fee, which we returned to the investor as well. It is our intent to return the $400,000 balance of the investment only when the investor enters into a mutual settlement agreement acceptable to us. Even though we have offered to return the remaining $400,000 to the investor if the investor executes a mutual settlement agreement, the investor has refused to execute the settlement agreement. We have informed the investor that if he continues to refuse to execute the settlement agreement, we will enforce the terms of the subscription agreement relating to the remaining $400,000 and issue shares of our common stock and common stock purchase warrants in accordance with the terms of the subscription agreement. The investor has indicated that he may initiate an action to recover the remaining $400,000. Although we have returned $1,600,000 of the $2,000,000 invested, we have not admitted to any facts or circumstances that would support a legal right to rescind the investment and we intend to vigorously defend any legal action on that basis. The $400,000 is reflected as share subscriptions payable at September 30, 2005.

         In December 2004, we entered into securities purchase agreements with several accredited investors pursuant to which we agreed to sell, and the investors agreed to purchase, 2,000 shares of Series B 5% Redeemable Convertible Preferred Stock, warrants to purchase 2,325,584 shares of common stock, and Additional Investment Rights for a total of $2,000,000. The warrants are exercisable for five years at $0.55 per share. The preferred stock may be converted in shares of common stock at a price of $0.43 per share. The Additional Investment Rights entitle the investors to buy up to $4,000,000 of preferred stock and warrants on the same terms for period of six months following the effective date of the registration statement we agreed to file. We disclosed, as a subsequent event, the receipt of common share subscriptions totalling $250,000 in our September 30, 2004 consolidated interim financial statements. The subscriber agreed to apply its $250,000 investment to purchase 250 shares of preferred stock in connection with this financing.

         In connection with the subscription, we paid Ascendiant Securities, LLC a cash commission of $160,000 and an expense allowance of $25,000, and issued Ascendiant warrants for the purchase of up to 1,674,419 shares of common stock at $0.55 per share. The Ascendiant warrants are exercisable for a five-year period commencing from the date on which the right to exercise the warrants vested. As at September 30, 2005, 372,093 Ascendiant warrants were vested. Ascendiant will be entitled to further vested warrants as the investors exercise their warrants and the Additional Investment Right securities. The warrants contain piggyback registration rights and a net exercise provision.

         In April 2005, we and the investors who purchased the Additional Investment Rights determined to restructure the Additional Investment Rights to some other form of equity security. In August 2005, we entered into an amended securities purchase agreement with the investors that provides for the following: (1) a decrease in the conversion price of the preferred stock from $0.43 to $0.25 per share, (2) a decrease in the exercise price of the warrants from $0.55 to $0.30 per share, (3) the termination of all Additional Investment Rights, (4) an amendment to a provision regarding subsequent transactions that will permit us to engage in unsecured borrowing, (5) the elimination of a provision that would have prohibited us from undertaking a reverse or forward stock split without the consent of the investors, and (6) the elimination of anti-dilution protection of the conversion price of the preferred stock and exercise price of the warrants. The Company has recorded a deemed distribution to the preferred shareholders due to the changes in the modification of conversion price and warrant exercise price of $390,000, equal to the excess of fair value of these rights immediately prior to and subsequent to the amendment. Fair value was estimated using the Black Scholes option pricing model using the expected period to conversion or exercise, a volatility factor of 152%, a risk-free interest rate of 4.13% and no assumed dividend rate.

         In May 2006, and as disclosed in the subsequent events notation to the financial statements, we offered all of the holders of the preferred stock the right to convert their shares into shares of common stock at a price of $0.01 per share. Holders representing 77.5% of the preferred stock agreed to the conversion. The conversion requires the issuance of 155,000,000 shares. We issued 50,000,000 and are proposing to implement a 1-for-65 reverse split of our issued and outstanding common stock and increase our authorized common stock to 500,000,000 shares. We believe that this proposal will make available a sufficient number of shares for our anticipated private placements of equity to fund operations. The accounting effects of this proposal have not been reflected in the September 30, 2005 financial statements.

PLAN OF OPERATION

         We believe we do not have sufficient funds to cover our operating overhead for the next twelve months. Accordingly, we estimate that we will need cash from one or more external sources of approximately $10 million over the next twelve months. We intend to conduct additional financings to raise funds from private investors. However, there are no assurances that we will be able to complete any such financings.

         In connection with the acquisition of the ServGate assets described above, we obtained a secured bridge loan for $1,700,000 from Sand Hill and executed promissory notes to Sand Hill and BSGL in the principal amounts of $2,100,000 and $2,500,000, respectively. All of these obligations are secured by a security interest in the purchased assets and the $2,100,000 promissory note to Sand Hill is also guaranteed by certain management of ServGate and Cirond up to $1,915,000.

         The $1,700,000 bridge loan accrues interest at 10% per annum, requires quarterly interest payments beginning July 1, 2006, and is due October 1, 2006. If revenues generated by the Company through June 30, 2006 are less than $1,500,000, then Sand Hill will have the option to require payment of the loan in full on the day that is 90 days after June 30, 2006. To June 30, 2006, the Company has not made all scheduled principal and interest payments and has not generated $1,500,000 in revenues. Sand Hill has not taken action to demand repayment of the loan as a result of the events. Proceeds of the bridge loans were used for payments to Sand Hill to reduce the $2,100,000 principal balance of its note and accrued liabilities that the Company had assumed.

         The note for $2,100,000 made payable to Sand Hill, as amended, is due December 31, 2006, accrues interest at 18% per annum, and requires interest payments on July 1, 2006, October 1, 2006 and December 31, 2006, as well as mandatory principal payments as follows: $150,000 by April 7, 2006, $100,000 by May 15, 2006, $500,000 by June 30, 2006, $500,000 by September 30, 2006, 25% of
the proceeds from any OEM agreements, and 15% of the proceeds of any sale of equity over $3,000,000 by December 31, 2006. To June 30, 2006, the Company has not made all scheduled principal and interest payments. Sand Hill has not taken action to demand repayment of the note as a result of the events.

         The note for $2,500,000 made payable to BSGL is due December 31, 2007, accrues interest at the prime rate plus 2% per annum and requires mandatory principal payments as follows: 10% of the net proceeds of an anticipated issuance by the Company of securities or convertible debt for an aggregate issuance price of not less than $5,000,000 (the "PIPE Transaction"), $375,000 on December 31, 2006, $375,000 on March 31, 2007, $375,000 on June 30, 2007,
$375,000 on September 30, 2007, and the remaining outstanding principal balance on December 31, 2007. If the operating income generated by the ServGate products equals or exceeds $2,000,000 for the fiscal year ended December 31, 2006, then the note is to be paid by January 31, 2007. Interest is to be paid upon maturity by issuing common stock at a per share price equal to the lesser of (i) the PIPE Transaction Price and (ii) the current market price on the maturity date.

         BSGL can convert the principal amount of the note into shares of the Company's common stock at any time. BSGL must convert the $1,000,000 of the principal amount of the note if the revenue from the ServGate products does not equal or exceed $5,000,000 for the one-year period commencing April 4, 2006. In either case, conversion would be at a per share price equal to the lesser of (i) the PIPE Transaction Price and (ii) the current market price on the conversion date.

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

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.


ITEM 6.  EXHIBITS.

         -----------------------------------------------------------------------
          REGULATION
          S-B NUMBER                          EXHIBIT
         -----------------------------------------------------------------------
             2.1 Stock Exchange Agreement by and between Cirond Corporation (f/k/a eXmailit.com) and Seaside Holdings Inc. (f/k/a Cirond Technologies Inc.) dated August 29, 2003 (1)
         -----------------------------------------------------------------------
             2.2 First Amendment to Stock Exchange Agreement by and between Cirond Corporation and Seaside Holdings Inc. (f/k/a Cirond Technologies Inc.) dated November 13, 2003 (1)
         -----------------------------------------------------------------------
             2.3      Articles of Exchange (2)
         -----------------------------------------------------------------------
             3.1      Articles of Incorporation, as amended (3)
         -----------------------------------------------------------------------
             3.2      Bylaws, as amended (4)
         -----------------------------------------------------------------------
             4.1 Certificate of Designation of Series B 5% Convertible Preferred Stock (5)
         -----------------------------------------------------------------------
            10.1 Management Advisory Services Agreement with Amber Tiger Holdings Corp. dated February 1, 2002 (2)
         -----------------------------------------------------------------------
            10.2      Management Advisory Services Agreement with Headline
                      Technologies Ltd. dated February 1, 2002 (2)
         -----------------------------------------------------------------------
            10.3      Management Advisory Services Agreement with Amber Tiger
                      Holdings Corp. dated January 1, 2004 (2)
         -----------------------------------------------------------------------
            10.4      2004 Stock Option Plan (6)
         -----------------------------------------------------------------------
            10.5 Agreement with Regency Capital Partners dated October 1, 2004, as amended November 2, 2004 (7)
         -----------------------------------------------------------------------
            10.6 Form of Securities Purchase Agreement dated as of December 22, 2004 between Cirond Corporation and the Purchasers named therein (5)
         -----------------------------------------------------------------------

         -----------------------------------------------------------------------
          REGULATION
          S-B NUMBER                          EXHIBIT
         -----------------------------------------------------------------------
            10.7 Registration Rights Agreement dated December 22, 2004 between Cirond Corporation and the Purchasers named therein (5)
         -----------------------------------------------------------------------
            10.8      Form of Common Stock Purchase Warrant (5)
         -----------------------------------------------------------------------
            10.9      Form of Additional Investment Right (5)
         -----------------------------------------------------------------------
            10.10 Source Code License Agreement dated January 21, 2004 between Computer Associates International, Inc. and Cirond Networks, Inc. (8)
         -----------------------------------------------------------------------
            10.11 Amendment No. 1 to the Securities Purchase Agreement, Dated December 22, 2004, by and among Cirond Corporation and the Purchasers Signatory Thereto
         -----------------------------------------------------------------------
            31.1 Rule 13a-14(a) Certification of Chief Executive Officer and Interim Chief Financial Officer
         -----------------------------------------------------------------------
            32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Interim Chief Financial Officer
         -----------------------------------------------------------------------

         ------------------

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

                                        CIROND CORPORATION



Date:  August 7, 2006                   By:    /s/ FRANCIS E. WILDE
                                           -------------------------------------
                                             Francis E. Wilde
                                             Chief Executive Officer
                                             Interim Chief Financial Officer