Form 10KSB
period 2005-12-31
CIROND CORP
filed 2006-08-08
CIK 1132810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to
                                        --------------   --------------

                         Commission file number: 0-49763

                               CIROND CORPORATION
                 (Name of small business issuer in its charter)

                    NEVADA                             88-0469593
        (State or other jurisdiction                (I.R.S. Employer
      of incorporation or organization)            Identification No.)

             100 ALBRIGHT WAY, SUITE D, LOS GATOS, CALIFORNIA 95032
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (408) 370-1797

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No[X]

State issuer's revenues for its most recent fiscal year: $120,642

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $981,316.40 AS OF JULY 31, 2006

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 96,110,000 AS OF JULY 31, 2006

Transitional Small Business Disclosure Format (Check one):  Yes    ; No  X
                                                               ----    ----

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

         On November 25, 2003, we acquired all of the issued and outstanding capital stock of Cirond Networks Inc., a Nevada corporation ("CNI"), in exchange for 17,000,000 shares of our common stock. As a result of this share exchange, the parent company of CNI owned approximately 51.2% of our issued and outstanding shares and CNI became our wholly-owned subsidiary. We changed our name to Cirond Corporation as of October 14, 2003.

         CNI was founded in March 2001 to develop technologies designed to enhance the performance and security of wireless networking technologies, with an initial specific focus on 802.11b Wireless Local Area Network ("WLAN") technology. A WLAN is one in which a mobile user can connect to a local area network ("LAN") through a wireless (radio) connection. The 802.11b standard for WLANs - often called "WiFi" - is part of the 802.11 series of WLAN standards from the Institute of Electrical and Electronics Engineers. CNI conducts its research and development activities through its subsidiary, Cirond Networks (Canada) Inc., a British Columbia corporation.

         CNI's initial product set, which was announced in late 2002 and shipped in 2003, included a wireless network management and security solution, known as Winc Manager, and a pair of wireless connectivity utilities, known as WiNc and pocketWiNc.

         In late 2003, we announced a new family of products dedicated primarily to the goal of securing wired networks against the threat of unauthorized wireless devices (such as wireless-equipped laptop computers and wireless access points). These products were announced under the AirPatrol name and included AirPatrol Enterprise(TM) and AirPatrol Mobile(TM). AirPatrol Enterprise(TM) is a network security product aimed at securing an organization's network against the wireless threat around the clock and capable of being repurposed as a wireless network management solution at such time as the customer implements a wireless network. AirPatrol Mobile(TM) is a software-only solution that allows customers to detect and locate unauthorized wireless devices and access points without the use of any specialized hardware. CNI also developed and introduced a line of products under the AirSafe name.

         In December 2004, we obtained financing through the sale of shares of our convertible preferred stock. However, the proceeds of the financing were not sufficient to fund the marketing of these products. Due to lack of sales revenues and external financing, we were forced to reduce our personnel. On January 19, 2006, CNI entered into a Source Code Licensing Agreement with Air Patrol Corporation, a Nevada corporation controlled by one of our shareholders. We granted AirPatrol Corporation a worldwide license for the WiNc, AirPatrol and AirSafe software products and for the associated trademarks and tradenames. We agreed not to grant any licenses to any third parties so long as we receive at least $250,000 from AirPatrol Corporation by January 19, 2007. In consideration for the licenses, AirPatrol Corporation has agreed to pay us a royalty equal to 20% of the gross sales of the licensed software products that utilize the Windows 2000, Windows XP, or Windows Mobile 4.0 operating systems that are generated during the first year of the agreement. The percentage declines with each year, going to 15% during the second year, 10% during the third year, 8% during the fourth year, and 5% thereafter. The royalty is 5% for the sales of licensed software products that utilize operating systems other than Windows 2000, Windows

XP, or Windows Mobile 4.0. AirPatrol Corporation paid us $50,000 upon execution of the agreement as an advance against this royalty obligation. The agreement continues until terminated (1) by either party in the event of breach of the agreement, or (2) by either party in the event of the other party's bankruptcy, liquidation, insolvency, or assignment for the benefit of creditors.

         On April 4, 2006, we entered into a Foreclosure Sale Agreement (the "Agreement") among Sand Hill Finance, LLC ("Sand Hill"), the Company, ServGate Technologies, Inc. ("ServGate"), and BSGL, LLC ("BSGL"), pursuant to which the Company agreed to acquire certain of the personal property assets of ServGate, consisting primarily of intellectual property, and assume certain of ServGate's liabilities from Sand Hill and BSGL, who were secured senior lenders holding those assets as collateral on existing loans that were in default. ServGate had developed unified threat management software and had more than 100 employees in the United States, Canada, and China. The Company also issued 9,000,000 shares of the Company's Common Stock to BSGL in accordance with the terms of the Agreement. The acquisition was made pursuant to a private foreclosure sale under
Section 9610 of the California Uniform Commercial Code. On April 10, 2006, the Company completed its acquisition of the assets and the assumption of the specified liabilities of ServGate pursuant to the terms of the Agreement. While we purchased the intellectual property rights (patents, domain names, and product trade marks) to the ServGate products, we did not acquire ServGate's distributor and importer agreements or sales force. Roughly half of ServGate's employees are likely to continue with us.

         We plan to continue as an Intellectual Property licensing and services company under the new name of "Amarium Technologies" and use the ServGate assets to establish a Unified Threat Management network security division, called "EdgeForce". The unified threat management (UTM) market has been defined as the combination of firewall/VPN and minimally antivirus software. UTM represents significant market adoption of consolidated security functionality that introduces ease-of-use, convenience, performance while reducing cost and time associated with implementation and maintenance. It also results in significantly tighter security at the perimeter and multiple edges of the network, minimizing the probability of failure by point solutions defending against blended threat attacks.

         UTM is the third shift in network consolidation (firewall/Virtual Private Networks was the first) constituting a major roll up of gateway functionality. We believe that UTM represents comprehensive unique security, ease of management and total cost of ownership advantages. We perceive that the UTM Market is growing rapidly and point solution providers are being left behind (firewall/Virtual Private Networks, Internet Provider Security, Secure Sockets Layer Virtual Private Networks, etc.). Further, we believe that the market is ripe for consolidation of additional gateway functionality and services, and only EdgeForce is uniquely poised to take advantage of third party, best of breed application integration.

CUSTOMERS

         During the fiscal year ended December 31, 2004, a source code licensing agreement with Computer Associates generated 83% of our revenues. During the fiscal year ended December 31, 2005, we were not dependent on any key customers.

COMPETITION

         The UTM market is characterized by intense competition. There are several companies, both public and private, offering UTM solutions. Our solutions cover a broad range of competitors. These competitors include companies such as Watchguard, McAfee, Cisco, Sonic Wall, and Fortinet. Most of these firms have products that are proficient as firewalls or anti-virus software, acting independently of each other. We believe that our most significant competitive advantage is that our product adds core networking functionality (load balancing, for example) while continuing to attract and integrate third party best of breed applications in antivirus and other future threat protection areas.

         The UTM market is now rapidly adding any functionality that makes sense at the gateway: spyware protection, IPS, policy enforcement, switching (for small office/branch office), compression, acceleration, SSL

VPN, and even antispam. Accordingly, we believe that UTM represents by far the quickest and largest growing gateway sector.

         We believe that we provide proven performance, intellectual property coverage, and unmatchable customer choice as well as strong differentiation. We are moving into the execution and tactical phase of the market, which is about selecting the proper relationships, executing on a go-to-market strategy and continuing to lock in third party, best of breed, proven and trusted security brands.

         We offer customers proven performance, per appliance pricing (no per seat), best of breed technology at prices competitive to Open Source-based products.

         Many, if not most of our competitors, however, have greater financial resources and have been able to market their products more extensively. Some of our competitors have existing customer bases for non-competitive products, which provide them with the advantage of greater market recognition.

RESEARCH AND DEVELOPMENT

         During the fiscal years ended December 31, 2005, 2004, and 2003, we spent $216,692, $576,894, and $404,886, respectively, on research and development activities.

GOVERNMENT REGULATION

         We do not anticipate that any government regulations will significantly affect our business.

EMPLOYEES

         As of June 26, 2006, we employed a total of 65 persons, of which 63 were full-time and 2 were consultants. None of our employees is covered by a collective bargaining agreement.


ITEM 2.  DESCRIPTION OF PROPERTY.

         Our principal offices are located at 100 Albright Way, Suite D, Los Gatos, California. The rent on the lease is $9,216 per month, rising to $9,635 per month in June 2007. We lease approximately 8,378 square feet under a lease that expires May 31, 2008.

         We lease approximately 3,373 square feet of office space at 4185 Still Creek Dr, Suite A101, Burnaby, BC, Canada at a cost of approximately $5,115 Cdn per month, under a lease that expires September 30, 2006.


ITEM 3.  LEGAL PROCEEDINGS.

         In March 2006, Andrew Lessman initiated a proceeding in the District Court for Clark County, Nevada, against us, CNI, Cirond Networks (Canada) Inc., AirPatrol Corporation, Nicholas Miller, and Kevin O'Neill in connection with a subscription transaction between us and Mr. Lessman. In April 2004, we received $2,000,000 in funds from Mr. Lessman in connection with a private placement offering pursuant to an irrevocable subscription agreement. Mr. Lessman later requested that his investment be rescinded and, without waiving any of our rights we may have under the subscription agreement, we returned $1,500,000 to Mr. Lessman of the $2,000,000 received. In connection with the private placement, we paid a $100,000 finder's fee. We recovered the finder's fee and returned it to Mr. Lessman as well. It has been our intent to return the $400,000 balance of the investment only when Mr. Lessman enters into a mutual settlement agreement acceptable to us. Even though we have offered to return the remaining $400,000 to Mr. Lessman if he executes a mutual settlement agreement, he has refused to execute the settlement agreement. The lawsuit that was filed is an action to recover the remaining $400,000 plus interest, compensatory damages in an amount according to proof, special and consequential damages in an amount according to proof, punitive damages, costs and expenses of the suit, and attorney's fees. The $400,000 has been reflected as share subscriptions payable on our balance sheets at December 31, 2005 and 2004. We intend to defend this action and have filed a responsive pleading. No hearing or trial dates have been scheduled.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         Our common stock was listed on the over-the-counter bulletin board ("OTCBB") from September 3, 2002 (originally under the symbol "EXMA") until December 21, 2005. From October 16, 2003 to December 21, 2005, it was listed under the symbol "CROO." The stock has been quoted on the Pink Sheets since December 21, 2005. The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years and the current fiscal year. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

         FISCAL QUARTER ENDING                      HIGH BID          LOW BID

         March 31, 2004..........................   $   1.50         $   0.65
         June 30, 2004...........................   $   1.50         $   1.26
         September 30, 2004......................   $   1.60         $   0.85
         December 31, 2004.......................   $   1.38         $   0.45
         March 31, 2005..........................   $   0.50         $   0.23
         June 30, 2005...........................   $   0.38         $   0.09
         September 30, 2005......................   $   0.20         $   0.03
         December 31, 2005.......................   $   0.04         $   0.01
         March 31, 2006..........................   $   0.05         $   0.01
         June 30, 2006...........................   $   0.07         $   0.03

         On July 31, 2006, the closing bid price for the common stock on the Pink Sheets was $.02.

HOLDERS

         As of June 30, 2006, there were 173 record holders of our common stock.

DIVIDENDS

         We do not anticipate paying dividends on our common stock at any time in the foreseeable future. Our board of directors plans to retain earnings for the development and expansion of our business. Our directors also plan to regularly review our dividend policy. Any future determination as to the payment of dividends will be at the discretion of our directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and other factors as the board may deem relevant. We cannot pay any dividends on our common stock if any dividends due on our outstanding Series B preferred stock are unpaid. Dividends of $100,000 and $2,466 were accrued for the fiscal year ended December 31, 2005 and for the period from December 22, 2004 to December 31, 2004, in connection with our Series B preferred stock issued on December 22, 2004.

SALES OF UNREGISTERED SECURITIES

         There were no sales of unregistered equity securities made during the quarter ended December 31, 2005.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW


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

         In April 2006, the Company entered into a Foreclosure Sale Agreement (the "Agreement") among Sand Hill Finance, LLC ("Sand Hill"), the Company, ServGate Technologies, Inc. ("ServGate"), and BSGL, LLC ("BSGL"), pursuant to which the Company agreed to acquire certain of the personal property assets of ServGate, consisting primarily of intellectual property, and assume certain of ServGate's liabilities from Sand Hill and BSGL, who were secured senior lenders holding those assets as collateral on existing loans that were in default. ServGate had developed unified threat management software and had more than 100 employees in the United States, Canada, and China. The Company also issued 9,000,000 shares of the Company's Common Stock to BSGL in accordance with the terms of the Agreement. The acquisition was made pursuant to a private foreclosure sale under Section 9610 of the California Uniform Commercial Code. On April 10, 2006, the Company completed its acquisition of the assets and the assumption of the specified liabilities of ServGate pursuant to the terms of the Agreement. We plan to continue as an Intellectual Property licensing and services company under the new name of "Amarium Technologies" and use the ServGate assets to establish a Unified Threat Management network security division.

GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our company as a going concern. We had net losses of $1,442,245 and $1,437,439 and negative cash flows from operations of $1,306,447 and $1,155,226 for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, we had an accumulated deficit of $5,141,259. These factors raise substantial doubt as to our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

         FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004

         Revenues from operations decreased from $955,931 for the year ended December 31, 2004 to $120,642 for the year ended December 31, 2005. Revenue from the Computer Associates source code licensing agreement described above, which closed in the first quarter of 2004, accounted for approximately 83% of revenues for the 2004 fiscal year. All of the payments due to us under this agreement were paid at the time of the contract. We have recorded a portion of the fees received as revenue each month for the 12 months from January 21, 2004 to January 20, 2005 relating to the support fees earned in connection with this agreement. We also received revenue in 2004 from licensing of our Winc Manager, Winc, pocketWinc and recently introduced AirPatrol Mobile, AirPatrol Sentinel and AirPatrol Enterprise software products. In 2005, our AirPatrol products generated approximately 55% of our revenues, WiNc products generated approximately 40% of our revenues, and the remainder was generated by the Computer Associates licensing agreement. In 2005, our WiNc products revenues suffered an approximate $74,000 decrease, while our AirPatrol products revenues increased by less than $25,000.

         During fiscal 2005, our expenses decreased over the prior year as we had to cut back on marketing efforts, reducing advertising and promotion expenses from $220,715 in 2004 to $102,836 in 2005. In addition, we decreased expenditures for research and development from $576,894 in 2004 to $216,692 in 2005. Consulting fees decreased from $868,883 in 2004 to $744,244 in 2005, as members of our management team left the company during 2005.

         Despite the decrease in expenses, our net loss for the year ended December 31, 2005 was $1,442,245 compared to a net loss of $1,437,439 for the year ended December 31, 2004. The increase in the net loss is primarily a result of the 87% decrease in revenues compared to the year ended December 31, 2004.

         Dividends of $2,466 were accrued in 2004 for our redeemable, convertible preferred stock issued on December 22, 2004. Dividends of $100,000 were accrued in 2005. Accretion of the discount to the redeemable, convertible preferred stock, with respect to a beneficial conversion option and warrants issued in connection with preferred stock, of $63,100 as well as amortization of deferred financing costs of $4,400 were recorded for the year. A deemed distribution of $390,000 was recorded to reflect the fair value of changes made to warrant and conversion price features on the preferred shares.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2005, we had cash of $1,272 and a working capital deficiency of $924,333, as compared to cash of $1,308,086 and a working capital surplus of $497,618 at December 31, 2004.

         We had receivables totaling $9,541 at December 31, 2005 related to Air Patrol and Winc product revenues.. Receivables of $14,883 at December 31, 2004 consisted of sales made on Esellerate and Handango websites in December 2004 and paid to us in January 2005, as well as refundable taxes from the Canadian government. The entire amounts receivable at December 31, 2004 and 2005 were collected in the first quarters of 2005and 2006.

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

         Accounts payable increased from December 31, 2004 to December 31, 2005 as a result of our cash shortage.

         In April 2004, we received $2,000,000 in funds from a private investor, Andrew Lessman, in connection with a private placement offering pursuant to an irrevocable subscription agreement. During the quarter ended June 30, 2004, Mr. Lessman requested that his investment be rescinded and, without waiving any of our rights we may have against him under the subscription agreement, we returned $1,500,000 to Mr. Lessman of the $2,000,000 received. In connection with the private placement, we paid a $100,000 finder's fee. During the quarter ended June 30, 2004, we recovered the finder's fee, which we returned to Mr. Lessman as well. It is our intent to return the $400,000 balance of the investment only when Mr. Lessman enters into a mutual settlement agreement acceptable to us. Even though we have offered to return the remaining $400,000 to Mr. Lessman if he executes a mutual settlement agreement, he has refused to execute the settlement agreement. Mr. Lessman has initiated an action to recover the remaining $400,000. Although we have returned $1,600,000 of the $2,000,000 invested, we have not admitted to any facts or circumstances that would support a legal right to rescind the investment and we intend to vigorously defend the legal action on that basis. The $400,000 is reflected as share subscriptions payable at December 31, 2005 and 2004.

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

         In connection with the subscription, we paid Ascendiant Securities, LLC a cash commission of $160,000 and a non-accountable expense allowance of $25,000, and issued Ascendiant warrants for the purchase of up to 1,674,419 shares of common stock at $0.55 per share. The warrants are exercisable for a five-year period commencing from the date on which the right to exercise the warrants vested. As at December 31, 2005, 372,093 Ascendiant warrants were vested. Ascendiant will be entitled to further vested warrants as the investors exercise their warrants and the Additional Investment Right securities. The warrants contain piggyback registration rights and a net exercise provision. In August 2005, the Company and the investors amended the terms of the Securities Purchase Agreements including adjusting the conversion price of the redeemable, convertible preferred stock to $0.25 per share, adjusting the exercise price of the investors' warrants to $0.30 per share and terminating the Additional Investment Rights. The Company has recorded a deemed distribution to the preferred shareholders due to the changes in the conversion price and warrant exercise price of $390,000, equal to the excess of the fair value of these rights immediately prior to and subsequent to the amendment. Fair value was estimated using the Black Scholes option pricing model using the expected period to conversion or exercise, a volatility factor of 152%, a risk-free interest rate of 4.13% and no assumed dividend rate.

         In May 2006, and as disclosed in the subsequent events notation to the financial statements, we offered all of the holders of the preferred stock the right to convert their shares into shares of common stock at a price of $0.01 per share. Holders representing 77.5% of the preferred stock agreed to the conversion. The conversion requires the issuance of 155,000,000 shares. We issued 50,000,000 and are proposing to implement a 1-for-65 reverse split of our issued and outstanding common stock and increase our authorized common stock to 500,000,000 shares. We believe that this proposal will make available a sufficient number of shares for our anticipated private placements of equity to fund operations. The accounting effects of this proposal have not been reflected in the December 31, 2005 financial statements.

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

FORWARD-LOOKING STATEMENTS

         Certain statements in this Annual Report on Form 10-KSB, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and shareholders in the course of presentations about us, constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. There are many factors that could cause these forward-looking statements to be incorrect including, but not limited to, the following:

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

         None.


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


ITEM 8B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         Our executive officers and directors are:

         NAME                               AGE     POSITION
         ----                               ---     --------
         Francis E. Wilde                    53     CEO, President, and Director
         E. Joseph Vitetta, Jr.              47     Vice President of Sales
         J. Donald Herzog                    39     Director

         Our shareholders elect our directors annually and our board of directors appoints our officers annually. Vacancies in our board are filled by the board itself. Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

         FRANCIS E. WILDE. Mr. Wilde has been our President and Chief Executive Officer and a director since May 2006. He is a veteran of eight start-up companies and has over 25 years of sales, marketing and business development experience in the computer industry. He has held executive management positions at IBM, Dell Computer Corporation, Memorex Telex Corporation, Wicat Systems, Collaborative Technologies Corporation, Summagraphics, Academic Systems Corporation and Ravisent Technologies Corporation. He has over 18 years P&L experience and has led or been a team member of companies that raised over $320 million in equity financing and completed 22 merger and acquisition transactions.

         Mr. Wilde was most recently the CEO and President of Tarantella, Inc., an enterprise software company delivering secure remote access products to Fortune 1000 companies worldwide. He served in these positions from December 2003 until Tarantella's acquisition by Sun Microsystems in July 2005. From February 2002 to October 2003, Mr. Wilde served as chairman of the board of Digital Stream USA, Inc., a privately-held software company. He served as president and CEO of Ravisent Technologies, Inc., a DVD software company, from August 1997 to August 2001, and as a director from August 1997 to January 2002. Mr. Wilde received a Bachelor's degree in business administration from Seton Hall University. He served on active duty in the United States Army between 1973 and 1979 and retired from the United States Army Reserve with the rank of Major in 1994.

         E. JOSEPH VITETTA, JR. Mr. Vitetta has been our Vice President of Sales since June 2006. Mr. Vitetta was the Vice President, Corporate Development of Tarantella, Inc. from December 2003 until Tarantella's acquisition by Sun Microsystems in July 2005. He served as Executive Vice President, Corporate Development at Starlight Digital Technologies, LLC from February 2003 until December 2003. Mr. Vitetta served as Vice President, Corporate Development at Axeda Systems, Inc. (formerly known as Ravisent Technologies, Inc. and Quadrant International), from September 1998 until February 2003.

         J. DONALD HERZOG. Mr. Herzog has been a director since May 2006, and has been an investment professional with Bluegrass Growth Fund since June 2004. From December 2000 to August 2003, he was with the hedge fund, Zimmer Lucas Partners. Prior to that, he was with Odyssey Capital. Mr. Herzog is a former naval officer, holds a B.S. in electrical engineering from Drexel University, and holds an MBA from Carnegie Mellon University.

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

CODE OF ETHICS

         We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code was filed as an exhibit to our annual report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

         Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2005, there was compliance with all
Section 16(a) filing requirements applicable to our current officers, directors and greater than 10% beneficial owners. No beneficial ownership reports were filed by the former officers, directors or greater than 10% beneficial owners.


ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information the remuneration of our chief executive officers and our four most highly compensated executive officers who earned in excess of $100,000 per annum during any part of our last three fiscal years:

                           SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------------

                                                                               LONG TERM COMPENSATION
                                                                      ---------------------------------------
                                 ANNUAL COMPENSATION                             AWARDS             PAYOUTS
-------------------------------------------------------------------------------------------------------------------------
                                                              OTHER     RESTRICTED   SECURITIES
    NAME AND                                                 ANNUAL        STOCK     UNDERLYING      LTIP       ALL OTHER
    PRINCIPAL           FISCAL                              COMPENSA-    AWARD(S)     OPTIONS/      PAYOUTS     COMPENSA-
    POSITION             YEAR    SALARY ($)    BONUS ($)     TION($)        ($)       SARS (#)        ($)        TION($)
-------------------------------------------------------------------------------------------------------------------------
Nicholas Miller,         2005     $180,000        -0-          -0-          -0-          -0-          -0-          -0-
CEO (1)<F1> (2)<F2>      2004     $180,000        -0-          -0-          -0-          -0-          -0-          -0-
                         2003     $120,000        -0-          -0-          -0-          -0-          -0-          -0-
-------------------------------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------------------------------------------------

                                                                               LONG TERM COMPENSATION
                                                                      ---------------------------------------
                                 ANNUAL COMPENSATION                             AWARDS             PAYOUTS
-------------------------------------------------------------------------------------------------------------------------
                                                              OTHER     RESTRICTED   SECURITIES
    NAME AND                                                 ANNUAL        STOCK     UNDERLYING      LTIP       ALL OTHER
    PRINCIPAL           FISCAL                              COMPENSA-    AWARD(S)     OPTIONS/      PAYOUTS     COMPENSA-
    POSITION             YEAR    SALARY ($)    BONUS ($)     TION($)        ($)       SARS (#)        ($)        TION($)
-------------------------------------------------------------------------------------------------------------------------
Mitchell Burton,         2005    $52,500 Cdn      -0-          -0-          -0-          -0-          -0-          -0-
      Chief              2004     $120,000        -0-          -0-          -0-          -0-          -0-          -0-
   Technol-ogy           2003     $120,000        -0-          -0-          -0-          -0-          -0-          -0-
Officer (2)<F2>
(3)<F3>

-------------------------------------------------------------------------------------------------------------------------
 M. Kevin Ryan,          2003        -0-          -0-          -0-          -0-          -0-          -0-          -0-
  President (4)<F4>
-------------------------------------------------------------------------------------------------------------------------
------------------

(1)<F1>  Mr. Miller became our CEO in November 2003.
(2)<F2> Amounts incurred as consulting fees pursuant to our contracts with Amber Tiger Holding Corp. and Headline Technologies Ltd. are listed as salary.
(3)<F3> Mr. Burton was CNI's Chief Technology Officer from November 2001 to July 2005.
(4)<F4>  Mr. Ryan was President from our inception in 2000 to November 2003.

         For fiscal 2005, we paid Nicholas Miller, through Amber Tiger Holding Corp., $15,000 per month and Mitchell Burton, through Headline Technologies Ltd., $10,000 per month.

COMPENSATION OF DIRECTORS

         Nicholas Miller is not compensated separately for his service as a director. Beginning in January 2005, we began paying each of our non-officer directors $1,500 for their attendance at board of director meetings and $1,000 for their attendance at committee meetings.

STOCK OPTION PLANS

         By written consent dated September 20, 2004, our Board of Directors adopted the 2004 Stock Option Plan. Shareholder adoption of the Plan was required by September 20, 2005. Such adoption did not occur.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information, as of June 30, 2006, concerning shares of common stock of the Company, the only class of its securities that are issued and outstanding, held by (1) each stockholder known by the Company to own beneficially more than five percent of the common stock,
(2) each director of the Company, (3) each executive officer of the Company, and
(4) all directors and executive officers of the Company as a group:

-------------------------------------------------------------------------------------------------------------------
                                                          AMOUNT AND                              PERCENT OF CLASS
                                                     NATURE OF BENEFICIAL   PERCENT OF CLASS     BENEFICIALLY OWNED
NAME AND ADDRESS OF BENEFICIAL OWNERS (1)<F1>          OWNERSHIP (2)<F2>       FOR VOTE (3)<F3>          (4)<F4>
-------------------------------------------------------------------------------------------------------------------
Bluegrass Growth Fund LP (5)<F5>                          6,451,612                6.7%                 9.9%
122 East 42nd Street Suite 2606
New York, NY 10168
-------------------------------------------------------------------------------------------------------------------
BSGL LLC                                                  9,000,000                9.4%                 4.5%
M Brownrigg
1524 Columbus Ave
Burlington, CA 94010
-------------------------------------------------------------------------------------------------------------------
Meadowbrook Opportunity Fund LLC                          8,064,516                8.4%                 12.4%
520 Lake Cook Road Suite 690
Deerfield, IL 60015
-------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------
                                                          AMOUNT AND                              PERCENT OF CLASS
                                                     NATURE OF BENEFICIAL   PERCENT OF CLASS     BENEFICIALLY OWNED
NAME AND ADDRESS OF BENEFICIAL OWNERS (1)<F1>          OWNERSHIP (2)<F2>       FOR VOTE (3)<F3>          (4)<F4>
-------------------------------------------------------------------------------------------------------------------
Nicholas R. Miller                                        7,397,018                7.7%                 3.7%
4812 Marine Drive
West Vancouver, BC V7W 292
Canada
-------------------------------------------------------------------------------------------------------------------
Penn Footwear                                             4,838,710                 5%                  7.5%
Line & Grove Streets
PO BOX 87
Nanticoke, PA 18634
-------------------------------------------------------------------------------------------------------------------
Bradley N. Rotter Self Employed Pension Plan and          8,064,516                8.4%                 12.4%
Trust
850 Cornett Avenue Suite 6
San Francisco, CA 94131
-------------------------------------------------------------------------------------------------------------------
Seaside Holdings Inc.                                     6,451,614                6.7%                 9.9%
4185 Still Creek Drive Suite B101
Burnaby, BC V5C 6C9
Canada
-------------------------------------------------------------------------------------------------------------------
Stonestreet Limited Partnership                           8,064,516                8.4%                 12.4%
33 Prince Arthur Avenue
Toronto, ON M5R 1B2
Canada
-------------------------------------------------------------------------------------------------------------------
Whalehaven Capital Fund LTD                               4,838,710                 5%                  7.5%
PO BOX HM 2257
Hamilton, AMJX
Bermuda
-------------------------------------------------------------------------------------------------------------------
Francis E. Wilde                                             -0-                    0%                   0%
-------------------------------------------------------------------------------------------------------------------
J. Donald Herzog                                            2,000                   0%                   0%
-------------------------------------------------------------------------------------------------------------------
Officers and directors as a group (2 persons)               2,000                   0%                   0%
-------------------------------------------------------------------------------------------------------------------
------------------

(1)<F1> To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2)<F2> Reflects shares owned at June 30, 2006. Does include shares to be issued upon shareholder approval of a reverse stock split and increase in authorized common shares.

(3)<F3> This column is based on 96,110,000 shares of Common Stock outstanding as of June 30, 2006.

(4)<F4> This column is based on 201,110,000 shares of Common Stock beneficially owned after the issuance of 105,000,000 additional pre-split shares pursuant to the conversion of Preferred Stock agreed to on May 9, 2006.

(5)<F5> Includes the beneficially owned shares under the name Bluegrass Growth Fund LTD.

CHANGES IN CONTROL

         There are no agreements known to management that may result in a change of control of our company, other than as disclosed above.

EQUITY COMPENSATION PLANS

         As of December 31, 2005, we did not have any equity compensation plans.

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

         NICHOLAS MILLER. We, through CNI, have entered into a Management Advisory Services Agreement with Amber Tiger Holdings Corp., a company owned and controlled by Nicholas Miller, the president and sole director of CNI, and an officer, director and principal, beneficial shareholder of Cirond Corporation. The agreement provides for the provision of all business management and executive services to us by Nicholas Miller in connection with his role as our president and CEO. The agreement is for a term of one year and automatically renews annually unless terminated by us or Amber Tiger. At the time CNI entered into the agreement with Amber Tiger, Nicholas Miller was the sole director. Accordingly, it was not a negotiated contract. For the years ended December 31, 2005 and 2004, compensation under that agreement was $15,000 per month. For the years ended December 31, 2005 and 2004, we incurred consulting fees to Amber Tiger in the amount of $180,000 per year. At December 31, 2005, $75,000 of these consulting fees were included in consulting fees payable.

         From August 2005 through December 2005, Amber Tiger advanced a total of CDN$27,500 (US$23,478) to our Canadian subsidiary for working capital. The advances accrue interest at 2% per month.

         In connection with the purchase of the Foreclosure Assets transaction, we granted Nicholas Miller a warrant to purchase 15,000,000 shares of common stock at $0.01 per share that was execisable through April 11, 2013. On July 20, 2006, Mr. Miller voluntarily relinquished his rights to the warrant.

         MITCHELL BURTON. We, through CNI, have entered into a Management Advisory Services Agreement with Headline Technologies Ltd., a company owned and controlled by Mitchell Burton, the former chief technology officer of CNI and chief technology officer of Cirond Corporation. The agreement provides for the provision of all business management and executive services to us by Mitchell Burton in connection with his role as our chief technology officer. The agreement is for a term of one year and automatically renews annually unless terminated by us or Headline Technologies. At the time CNI entered into the agreement with Amber Tiger, Nicholas Miller was the sole director. For the years ended December 31, 2005 and 2004, we incurred consulting fees to Headline Technologies in the amounts of $52,500 Cdn and $120,000. At December 31, 2005, $70,000 of these consulting fees were included in consulting fees payable.

         SEASIDE HOLDINGS INC. At December 31, 2004, we were indebted to Seaside Holdings Inc., a company in which Mr. Miller serves as an officer and director, in the amount of $111,575. Seaside Holdings Inc. was the former parent company of CNI. The debt relates to inter-company obligations from CNI to Seaside Holdings Inc. which were incurred prior to our acquisition of CNI. The debt was unsecured, non-interest bearing and had no fixed terms of repayment. In the third quarter of 2005, we assigned a $100,000 receivable as full payment for the indebtedness. Since the amount of the indebtedness at the date of repayment was $111,389, we realized a gain on debt settlement of $11,389.

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

ITEM 13. EXHIBITS.

--------------------------------------------------------------------------------
  REGULATION
  S-B NUMBER                            EXHIBIT
--------------------------------------------------------------------------------
     2.1 Foreclosure Sale Agreement made April 4, 2006 among Sand Hill Finance, LLC, Cirond Corporation, ServGate Technologies, Inc., and BSGL, LLC (1)
--------------------------------------------------------------------------------
     2.2         First Amendment to Foreclosure Sale Agreement
--------------------------------------------------------------------------------
     3.1         Articles of Incorporation, as amended (2)
--------------------------------------------------------------------------------
     3.2         Bylaws, as amended (3)
--------------------------------------------------------------------------------
     4.1         Certificate of Designation of Series B 5% Convertible Preferred
                 Stock (4)
--------------------------------------------------------------------------------
    10.1 Management Advisory Services Agreement with Headline Technologies Ltd. dated February 1, 2002 (5)
--------------------------------------------------------------------------------
    10.2 Management Advisory Services Agreement with Amber Tiger Holdings Corp. dated January 1, 2004 (5)
--------------------------------------------------------------------------------
    10.3         2004 Stock Option Plan (6)
--------------------------------------------------------------------------------
    10.4 Agreement with Regency Capital Partners dated October 1, 2004, as amended November 2, 2004 (7)
--------------------------------------------------------------------------------
    10.5 Form of Securities Purchase Agreement dated as of December 22, 2004 between Cirond Corporation and the Purchaser named therein
                 (4)
--------------------------------------------------------------------------------
    10.6 Registration Rights Agreement dated December 22, 2004 between Cirond Corporation and the Purchasers named therein (4)
--------------------------------------------------------------------------------
    10.7         Form of Common Stock Purchase Warrant (4)
--------------------------------------------------------------------------------
    10.8         Form of Additional Investment Right (4)
--------------------------------------------------------------------------------
    10.9 Source Code License Agreement dated January 21, 2004 between Computer Associates International, Inc. and Cirond Networks, Inc. (8)
--------------------------------------------------------------------------------
    10.10 Amendment No. 1 to the Securities Purchase Agreement, dated December 22, 2004, by and among Cirond Corporation and the Purchasers Signatory Thereto (9)
--------------------------------------------------------------------------------
    10.11 Promissory Notes to Amber Tiger Holdings Inc. from Cirond Networks (Canada) Inc.
--------------------------------------------------------------------------------
    10.12 Source Code License Agreement dated January 19, 2006 between Air Patrol Corporation and Cirond Networks, Inc.
--------------------------------------------------------------------------------
    10.13 Loan and Security Agreement dated as of April 3, 2006 between Cirond Corporation and Sand Hill Finance, LLC (1)
--------------------------------------------------------------------------------
    10.14 Promissory Note from Cirond Corporation to Sand Hill Finance, LLC dated April 3, 2006 in the amount of $1,700,000 (1)
--------------------------------------------------------------------------------
    10.15 Promissory Note from Cirond Corporation to Sand Hill Finance, LLC dated April 4, 2006 in the amount of $2,100,000 (1)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
  REGULATION
  S-B NUMBER                            EXHIBIT
--------------------------------------------------------------------------------
    10.16 Promissory Note from Cirond Corporation to BSGL, LLC dated April 4, 2006 in the amount of $2,500,000 (1)
--------------------------------------------------------------------------------
    10.17 Warrant to Purchase Stock of Cirond Corporation dated April 3, 2006 issued to Sand Hill Finance, LLC (1)
--------------------------------------------------------------------------------
    10.18        Amendments to the Sand Hill Finance Promissory Notes
--------------------------------------------------------------------------------
    14.1         Code of Business Conduct and Ethics (8)
--------------------------------------------------------------------------------
    21.1         Subsidiaries of Cirond Corporation (2)
--------------------------------------------------------------------------------
    31.1 Rule 13a-14(a) Certification of Chief Executive Officer and Interim Chief Financial Officer
--------------------------------------------------------------------------------
    32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Interim Chief Financial Officer
--------------------------------------------------------------------------------

---------------------

(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated April 4, 2006, filed May 2, 2006.
(2) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, filed April 29, 2002.
(3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated December 17, 2004, filed December 22, 2004.
(4) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated December 22, 2004, filed December 23, 2004.
(5) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed May 10, 2004.
(6) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated September 20, 2004, filed October 5, 2004.
(7) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated October 1, 2004, filed December 2, 2004.
(8) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2004, filed May 23, 2005.
(9) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended September 30, 2005.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         For the fiscal years ended December 31, 2005 and 2004, our principal accountant is expected to bill approximately $57,300 and billed $60,065 respectively, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB filings.

AUDIT-RELATED FEES

         There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2005 and 2004.

TAX FEES

         For the fiscal years ended December 31, 2005 and 2004, our principal accountant is expected to bill approximately $nil and has billed $nil, respectively, for tax compliance, tax advice, and tax planning services.

ALL OTHER FEES

         There were no fees billed for services by our principal accountant, other than those disclosed above.

PRE-APPROVAL POLICIES AND PROCEDURES

         Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. The board of directors in accordance with our procedures approved all of the services described above.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CIROND CORPORATION



Date:    August 7, 2006                  By:    /s/ FRANCIS E. WILDE
                                            ------------------------------------
                                               Francis E. Wilde, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                      TITLE                               DATE
                                                  President, Chief Executive Officer ,
                                                  Interim Chief Financial Officer and
                                                  Director (Principal Executive,
/s/ FRANCIS E. WILDE                              Financial and Accounting Officer)         August 7, 2006
--------------------------------------------
Francis E. Wilde



/s/ J. DONALD HERZOG                              Director                                  August 7, 2006
--------------------------------------------
J. Donald Herzog


                  Consolidated Financial Statements of

                  CIROND CORPORATION

                  (Expressed in United States dollars)

                  Year ended December 31, 2005

[KPMG LLP LETTERHEAD]

KPMG LLP                                           Telephone (250) 979-7150
CHARTERED  ACCOUNTANTS                             Telefax (250) 763-0044
300 - 1674 Bertram Street Kelowna, BC V1Y 9G4
Canada


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Cirond Corporation

We have audited the accompanying consolidated balance sheets of Cirond Corporation as of December 31, 2005 and 2004 and the related consolidated statements of loss, shareholders' equity (deficiency) and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, negative cash flows from operations and has a net working capital deficiency, factors which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in note 2(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KPMG LLP


Kelowna, Canada
June 28, 2006, except as to Note 11, which is as of July 10, 2006




KPMG LLP, a Canadian limited liability partnership is the Canadian Member of KPMG International, a Swiss nonoperating association.

CIROND CORPORATION

Consolidated Balance Sheets

(Expressed in United States dollars)

December 31, 2005 and 2004

====================================================================================================================
                                                                        December 31,                   December 31,
                                                                                2005                           2004
--------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash                                                              $       1,272                  $   1,308,086
     Amounts receivable, net of allowance of $nil (2004 - $nil)                9,541                         14,883
     Prepaid expenses and deposits                                            13,852                         17,873
     ---------------------------------------------------------------------------------------------------------------
                                                                              24,665                      1,340,842

Property and equipment (note 3)                                               53,291                         57,875

Website development (note 4)                                                       -                          6,342

--------------------------------------------------------------------------------------------------------------------
                                                                       $      77,956                  $   1,405,059
====================================================================================================================

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
     Accounts payable and accrued liabilities                          $    280,520                   $     188,698
     Consulting fees payable (note 5)                                        145,000                        134,611
     Deferred revenue                                                              -                          5,874
     Dividends payable                                                       100,000                          2,466
     Share subscriptions payable (note 6)                                    400,000                        400,000
     Due to related company (note 7)                                          23,478                              -
     Due to stockholder (note 8)                                                   -                        111,575
     ---------------------------------------------------------------------------------------------------------------
                                                                             948,998                        843,224

Redeemable, convertible preferred stock with a par value of
   $0.001.  25,000,000 authorized, 2,000 issued (December 31,
   2004 - 2,000), net of deferred financing costs (note 9)                   138,000                         70,500

Stockholders' equity (deficiency):
     Capital stock:
           100,000,000  voting common shares, with $0.001 par value
                        authorized, 37,110,000 issued (December 31,
                        2004 - 37,110,000)                                    37,110                         37,110
     Additional paid-in capital                                            4,095,107                      3,595,739
     Deficit                                                              (5,141,259)                    (3,141,514)
     ---------------------------------------------------------------------------------------------------------------
                                                                          (1,009,042)                       491,335
Going concern (note 2(a))
Commitments (note 9)
Subsequent events (note 10)
--------------------------------------------------------------------------------------------------------------------
                                                                       $      77,956                  $   1,405,059
====================================================================================================================

See accompanying notes to consolidated financial statements.

CIROND CORPORATION

Consolidated Statements of Loss

(Expressed in United States dollars)

Years ended December 31, 2005 and 2004

===============================================================================================================
                                                                                     2005                 2004
---------------------------------------------------------------------------------------------------------------
Revenue (note 13)                                                          $      120,642        $     955,931

Expenses:
     Advertising and promotion                                                    102,836              220,715
     Amortization                                                                  32,119               26,045
     Consulting fees (note 4)                                                     744,244              868,883
     Foreign currency exchange loss (gain)                                         (1,355)               4,855
     Gain on debt settlement                                                      (11,389)                   -
     Gain on recovery of account payable                                          (50,000)                   -
     Interest                                                                       2,018                3,532
     Office and administrative                                                     68,531               72,387
     Professional fees                                                            147,064              203,775
     Research and development                                                     216,692              576,894
     Salaries and benefits                                                        227,690              238,598
     Travel                                                                        89,510              181,413
     ----------------------------------------------------------------------------------------------------------
                                                                                1,567,960            2,397,097

---------------------------------------------------------------------------------------------------------------
Loss before interest income                                                    (1,447,318)          (1,441,166)

Interest income                                                                     5,073                3,727

---------------------------------------------------------------------------------------------------------------
Loss                                                                       $   (1,442,245)       $  (1,437,439)
===============================================================================================================

Weighted average number of common shares outstanding,
   basic and diluted                                                           36,628,219           35,451,397

Loss per common share, basic and diluted                                   $        (0.05)       $       (0.04)
===============================================================================================================

See accompanying notes to consolidated financial statements.

CIROND CORPORATION

Consolidated Statement of Stockholders' Equity (Deficiency) and Comprehensive
Loss

(Expressed in United States dollars)

Years ended December 31, 2005 and 2004

====================================================================================================================================
                                                                                                                               Total
                                                                                        Additional                     stockholders'
                                                                     Common Stock          paid-in                            equity
                                                                  Shares      Amount       capital        Deficit       (deficiency)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                                      17,000,000   $  1,700    $  298,672    $  (503,500)    $   (203,128)

Shares held by Cirond stockholders and effect of
   recapitalization transaction (note 3)                        16,160,000          1           -         (124,647)        (124,646)

Promissory notes converted to shares at $0.50 per share
   (note 3)                                                      1,300,000        130       649,870            -            650,000

Adjustment to capital stock to equal par value of Cirond
   capital stock                                                       -      132,629       (32,629)           -                -

Comprehensive loss:
   Loss                                                                -          -             -       (1,063,962)      (1,063,962)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                                      34,460,000     34,460       915,913     (1,692,109)        (741,736)
Common shares issued for cash at $0.50 per share (net of
   costs)                                                          700,000        700       322,800            -            323,500

Common shares issued for share subscriptions                       750,000        750       374,250            -            375,000

Common shares issued for consulting services held in
   escrow (note 11)                                              1,200,000      1,200       228,776            -            229,976

Financing cost assigned to warrants issued in connection
   with redeemable, convertible preferred shares less
   financing costs (note 10)                                           -          -         569,000            -            569,000

Beneficial conversion option on redeemable, convertible of
   preferred shares (note 10)                                          -          -       1,185,000            -          1,185,000

Accretion of discount on redeemable, convertible preferred
   shares (note 10)                                                    -          -             -           (8,900)          (8,900)

Amortization of deferred financing costs (note 10)                     -          -             -             (600)            (600)

Dividend on redeemable, convertible preferred shares                   -          -             -           (2,466)          (2,466)

Comprehensive loss:
   Loss                                                                -          -             -       (1,437,439)      (1,437,439)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                                      37,110,000   $ 37,110    $3,595,739    $(3,141,514)    $    491,335
====================================================================================================================================

Common shares released from escrow in consideration of
   consulting services (note 8)                                        -          -         109,368            -            109,368

Deemed distribution on redeemable, convertible preferred
   stock (note 9)                                                      -          -         390,000       (390,000)      (1,567,300)

Accretion of discount on redeemable, convertible preferred
   stock (note 9)                                                      -          -             -          (63,100)         (45,900)

Amortization on deferred financing costs (note 9)                      -          -             -           (4,400)         (16,500)

Dividend on redeemable, convertible preferred stock                    -          -             -         (100,000)        (100,000)

Comprehensive loss:
   Loss                                                                -          -             -       (1,442,245)      (1,442,245)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                                      37,110,000   $ 37,110    $4,095,107    $(5,141,259)    $ (2,571,242)
====================================================================================================================================

See accompanying notes to financial statements.

CIROND CORPORATION

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

Years ended December 31, 2005 and 2004

===============================================================================================================
                                                                                     2005                 2004
---------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
     Loss                                                                 $    (1,442,245)     $    (1,437,439)
     Item not involving cash:
         Amortization                                                              32,119               26,045
         Common shares issued for services                                        109,368              229,976
         Recovery of research and development expense                            (100,000)                   -
         Gain on debt settlement                                                  (11,389)                   -
         Gain on recovery of account payable                                      (50,000)                   -
     Changes in non-cash working capital:
         Amounts receivable                                                         5,342                4,796
         Prepaid expenses and deposits                                              4,021               (5,381)
         Accounts payable and accrued liabilities                                 141,822               23,176
         Consulting fees payable                                                   10,389               (4,611)
         Deferred revenue                                                          (5,874)              (1,010)
     ----------------------------------------------------------------------------------------------------------
                                                                               (1,306,447)          (1,155,226)
Financing:
     Advances from related company                                                 23,478                    -
      Advances from (to) stockholder                                                 (186)             (60,001)
     Dividends paid                                                                (2,466)                   -
     Common shares issued for cash, net of costs                                        -              323,500
     Redeemable, convertible, preferred shares and
       warrants issued for cash, net of financing costs                                 -            1,815,000
     Share subscriptions proceeds                                                       -              400,000
     Loan payable repayment                                                             -              (75,000)
     ----------------------------------------------------------------------------------------------------------
                                                                                   20,826            2,403,499

Investing:
     Expenditures on property, plant and equipment                                (21,193)             (26,253)

---------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                    (1,306,814)           1,222,020

Cash, beginning of period                                                       1,308,086               86,066

---------------------------------------------------------------------------------------------------------------
Cash, end of period                                                       $         1,272      $     1,308,086
===============================================================================================================

Supplementary information:
  Interest paid                                                           $         2,018      $         3,532
  Income taxes paid                                                       $             -      $             -
===============================================================================================================

Non-cash financing and investing activities:
     Amount due to stockholder settled through the assignment
         of an account receivable                                         $       100,000      $             -
     Common shares issued for share subscription
       proceeds in the previous period                                    $             -      $       375,000
     Deemed distribution on redeemable, convertible
       preferred stock                                                    $       390,000      $             -
===============================================================================================================

See accompanying notes to consolidated financial statements.

CIROND CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2005 and 2004

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

2.   SIGNIFICANT ACCOUNTING POLICIES

     a)  Going concern

         These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business for the foreseeable future. The Company has realized a loss of $1,442,245 and incurred negative cash flow from operations of $1,306,814 for the year ended December 31, 2005 and has an accumulated deficit of $5,141,259 as at December 31, 2005. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

CIROND CORPORATION

Notes to Consolidated  Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2005 and 2004

================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

CIROND CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2005 and 2004

================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

     h)  Loss per share

         Loss per share is calculated by increasing the loss for the period by distributions, deemed distributions and allocation to the redeemable, convertible preferred shares to arrive at the loss available for common shareholders. This number is then divided by the weighted average number of shares outstanding in the period. As the Company has a net loss in each of the years presented, basic and diluted loss per share are the same.

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

CIROND CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2005 and 2004

================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     i)  Stock based compensation (continued)

         As the Company's stock option plan has yet to be approved by the Company's shareholders, no stock options were granted to employees, officers, directors or consultants for the years ended December 31, 2005 and 2004. Accordingly, there would be no difference between the Company's reported loss and loss per common share for these periods had the Company accounted for compensation costs based on the fair value of stock options issued for services under SFAS No. 123.

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

Years ended December 31, 2005 and 2004

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

CIROND CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2005 and 2004

================================================================================

3.   PROPERTY, PLANT AND EQUIPMENT:

     ===========================================================================
     2005                                        Cost     Accumulated   Net book
                                                         amortization      value
     ---------------------------------------------------------------------------

     Computer hardware                    $    79,097   $   37,477     $  41,620
     Computer software                         15,694       15,694             -
     Furniture and equipment                   28,917       17,246        11,671
     ---------------------------------------------------------------------------
                                          $   123,708   $   70,417     $  53,291
     ===========================================================================


     ===========================================================================
     2004                                        Cost     Accumulated   Net book
                                                         amortization      Value
     ---------------------------------------------------------------------------

     Computer hardware                    $    56,732   $   19,545     $  37,187
     Computer software                         14,485        9,752         4,733
     Furniture and equipment                   28,349       12,394        15,955
     ---------------------------------------------------------------------------
                                          $    99,567   $   41,692     $  57,875
     ===========================================================================


4.   WEBSITE DEVELOPMENT:

     ===========================================================================
     2005                                        Cost     Accumulated   Net book
                                                         amortization      Value
     ---------------------------------------------------------------------------

     Website development costs            $    19,025   $   19,025     $       -

     ===========================================================================

     ===========================================================================
     2004                                        Cost     Accumulated   Net book
                                                         amortization      Value
     ---------------------------------------------------------------------------

     Website development costs            $    19,025   $   12,683     $   6,342

     ===========================================================================


5.   RELATED PARTY TRANSACTIONS:

     During the year ended December 31, 2005, the Company incurred consulting fees from a company controlled by the Company's former President and Chief Executive Officer totaling $180,000 (2004 - $180,000). At December 31, 2005, $75,000 (2004 - $40,000) of these consulting fees were included in consulting fees payable.

     The amounts were incurred in the normal course of operations and are recorded at the exchange amount, which is the amount established and agreed to by the related parties.

CIROND CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2005 and 2004

================================================================================


6.   SHARE SUBSCRIPTIONS PAYABLE:

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

     In May 2004, the subscriber requested that his investment be rescinded and, without waiving any of its rights it may have against the subscriber, the Company returned $1.5 million, and subsequently repaid $100,000, of the $2.0 million share subscription to the subscriber. As at December 31, 2005 and subsequent to December 31, 2005, the Company offered to return the remaining $400,000 to the subscriber upon execution of a mutual settlement agreement. The subscriber has refused the offer. If such refusal continues, the Company intends to issue common shares and common share purchase warrants under the terms initially agreed to. The outcome of this matter, including the settlement of the liability through the payment of cash or issuance of common shares and common share purchase warrants and if additional costs will be incurred on the settlement of the liability, cannot be determined at this time.


7.   DUE TO RELATED COMPANY:

     The amounts due to a company controlled by the Company's former President and Chief Executive Officer, totaling CDN$27,500, are unsecured, bear interest at 2% per month, and have no fixed terms of repayment.


8.   DUE TO STOCKHOLDER:

     The amount due to a stockholder is unsecured, non-interest bearing and has no fixed terms of repayment.

CIROND CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2005 and 2004

================================================================================

9.   REDEEMABLE, CONVERTIBLE PREFERRED STOCK:

     On December 22, 2004 the Company entered into Securities Purchase Agreements with several accredited investors pursuant to which the Company agreed to sell, and the Investors agreed to purchase, 2,000 shares of Series B 5% Convertible Preferred Stock, warrants to purchase 2,325,584 shares of common stock, and Additional Investment Rights for a total consideration of $2,000,000. For the year ended December 31, 2005, the Company has accrued dividends totaling $100,000 related to the issued preferred shares. The warrants were originally exercisable for five years at $0.55 per share. The Preferred Stock were originally convertible into shares of common stock at a price of $0.43 per share at any time after issuance. The Additional Investment Rights entitle the Purchasers to buy up to $4,000,000 of Preferred Stock and warrants on the same terms for period of six months following the effective date of a Registration Statement on Form SB-2 related to common shares to be issued on conversion or redemption of the preferred shares. In connection with the subscription, Cirond paid Ascendiant Securities, LLC a cash commission of $160,000 and a non-accountable expense allowance of $25,000, and issued Ascendiant warrants for the purchase of up to 1,674,419 shares of common stock at $0.55 per share. The warrants are exercisable for a five-year period commencing from the date on which the right to exercise the warrants vested.

     As at December 31, 2005, 372,093 Ascendiant warrants were vested. Ascendiant will be entitled to further vested warrants as the investors exercise their warrants and the Additional Investment Right securities. The warrants contain piggyback registration rights and a net exercise provision.

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

CIROND CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2005 and 2004

================================================================================


9.   REDEEMABLE, CONVERTIBLE PREFERRED STOCK (CONTINUED):

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

     The discount between the redemption amount and allocated proceeds is being accreted to the redemption price on December 22, 2009 and deferred financing costs are being amortized to December 22, 2009 by the interest method with the accretion and amortization charged to deficit. The balances at December 31, 2005 are as follows:

     =========================================================================================================
                                                    Redeemable
                                                   Convertible                  Deferred
                                                     Preferred                 Financing
                                                        Shares                     Costs                 Total
     ---------------------------------------------------------------------------------------------------------
     Consideration                           $       2,000,000         $        (185,000)      $     1,815,000

     Assigned to warrants                             (627,000)                   58,000              (569,000)
     ---------------------------------------------------------------------------------------------------------
                                                     1,373,000                  (127,000)            1,246,000

     Beneficial conversion option                   (1,185,000)                     -               (1,185,000)
     ---------------------------------------------------------------------------------------------------------
                                                       188,000                  (127,000)               61,000

     Accretion and amortization to
       December 31, 2004                                 8,900                       600                 9,500
     ---------------------------------------------------------------------------------------------------------
     Balance, December 31, 2004                        196,900                  (126,400)               70,500
     Accretion and amortization to
       December 31, 2005                                45,900                    16,500                62,400

     ---------------------------------------------------------------------------------------------------------
     Balance, December 31, 2005              $         242,800         $        (109,900)      $       132,900
     =========================================================================================================

CIROND CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2005 and 2004

================================================================================

9.   REDEEMABLE, CONVERTIBLE PREFERRED STOCK (CONTINUED):

     In August 2005, the Company and the investors amended the terms of the Securities Purchase Agreements including adjusting the conversion price of the redeemable, convertible preferred stock to $0.25 per share, adjusting the exercise price of the investors' warrants to $0.30 per share and terminating the Additional Investment Rights. The Company has recorded a deemed distribution to the preferred shareholders due to the changes in the modification of conversion price and warrant exercise price of $390,000, equal to the excess of the fair value of these rights immediately prior to and subsequent to the amendment. Fair value was estimated using the Black Scholes option pricing model using the expected period to conversion or exercise, a volatility factor of 152%, a risk-free interest rate of 4.13% and no assumed dividend rate.


10.  COMMON SHARES ISSUED FOR CONSULTING SERVICES:

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

CIROND CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2005 and 2004

================================================================================


10.  COMMON SHARES ISSUED FOR CONSULTING SERVICES (CONTINUED):

     Common shares are valued as services are performed and common shares are earned and eligible for release from escrow. As of August 1st, 2005, the agreement with STS was terminated by the Company for reasons other than cause and, as a result, the Company accrued a payable equal to one year of services, in accordance with the contract terms, and recorded compensation costs of $26,225 related to common shares in escrow as at the termination date. For the year ended December 31, 2005, a total of $109,368 in compensation expense was included in consulting fees.

11.  SUBSEQUENT EVENTS:

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

CIROND CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2005 and 2004

================================================================================

11.  SUBSEQUENT EVENTS (CONTINUED):

     b)  ServGate Technologies transaction (continued):

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

         =======================================================================


         The allocation of the purchase price on this transaction as described above is subject to modification based on the Company's formal assessment of the fair value of the net assets acquired, and any such modification may be material. In connection with the acquisition of the assets described above, the Company obtained a secured bridge loan for $1,700,000 from Sand Hill and executed the above promissory notes to Sand Hill and BSGL. All of these obligations are secured by a security interest in the purchased assets and the $2,100,000 promissory note to Sand Hill is also guaranteed by certain management of ServGate and Cirond up to $1,915,000. The security interest of the bridge lender, up to a principal amount of $1,700,000 (plus interest and costs of enforcement), has first priority, the security interest of Sand Hill up to a principal amount of $2,100,000 (plus interest and costs of enforcement) is second, and the security interest of BSGL up to a principal amount of $2,500,000 (plus interest and costs of enforcement) is third.

         The $1,700,000 bridge loan accrues interest at 10% per annum, requires quarterly interest payments beginning July 1, 2006, and is due October 1, 2006. If revenues generated by the Company through June 30, 2006 are less than $1,500,000, then Sand Hill will have the option to require payment of the loan in full on the day that is 90 days after June 30, 2006. To June 30, 2006, the Company has made not all scheduled principal and interest payments and has not generated $1,500,000 in revenues. Sand Hill has not taken action to demand repayment of the loan as a result of the events. Proceeds of the bridge loans were used for payments to Sand Hill to reduce the $2,100,000 principal balance of its note and accrued liabilities that the Company had assumed.

CIROND CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2005 and 2004

================================================================================


11.  SUBSEQUENT EVENTS (CONTINUED):

     b)  ServGate Technologies transaction (continued):

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

CIROND CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2005 and 2004

================================================================================


11.  SUBSEQUENT EVENTS (CONTINUED):

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

     c)  Conversion of certain Series B preference shares:

         In June 2006, the Company authorized the issuance of 50,000,000 shares of its common stock as partial conversion of certain outstanding Series B 5% Redeemable, Convertible Preferred Stock (the "Preferred Stock"). Holders of 1,550 shares of Preferred Stock, having a stated value of $1,550,000, agreed to convert their shares of Preferred Stock into 155,000,000 shares of common stock; however, the Company authorized the issuance of only 50,000,000 shares of common stock as a result of a planned reverse stock split.

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

         iii) To increase the number of authorized shares of common stock from 100,000,000 to 500,000,000; and

         iv) To amend the Company's Stock Option Plan to decrease the number of options authorized for issuance to the greater of 300,000 or 10% of the outstanding number of shares at the end the Company's last completed fiscal quarter, and such number shall be automatically adjusted at the beginning of each fiscal quarter.

CIROND CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2005 and 2004

================================================================================

12.  REVENUE:

     The Company's revenue from its various product families is as follows:


     ===========================================================================
                                                  2005               2004
     ---------------------------------------------------------------------------

     Winc products                         $    44,910        $   118,525
     AirPatrol products                         67,858             43,280
     Source code license and support             5,874            794,126

     ---------------------------------------------------------------------------
                                           $   120,642        $   955,931
     ===========================================================================