Form 10QSB
period 2006-03-31
CIROND CORP
filed 2006-08-08
CIK 1132810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  MARCH 31, 2006

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
         For the transition period from _________________ to ________________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 96,110,000 SHARES OF COMMON STOCK, $0.001 PAR VALUE, AS OF JULY 31, 2006

   Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                  ----   ----

                  Consolidated Interim Financial Statements of

                  CIROND CORPORATION

                  (Expressed in United States dollars)

                  Three months ended March 31, 2006

CIROND CORPORATION

Consolidated Balance Sheets

(Expressed in United States dollars)

March 31, 2006 and December 31 2005

====================================================================================================================
                                                                           March 31,                   December 31,
                                                                                2006                           2005
--------------------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
ASSETS

Current assets:
     Cash                                                              $         868             $            1,272
     Amounts receivable, net of allowance
       of $nil (December 31, 2005 - $nil)                                          -                          9,541
     Prepaid expenses and deposits                                            13,833                         13,852
     ---------------------------------------------------------------------------------------------------------------
                                                                              14,701                         24,665

Property and equipment                                                        42,283                         53,291

--------------------------------------------------------------------------------------------------------------------
                                                                       $      56,984             $           77,956
====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Accounts payable and accrued liabilities                          $     278,366             $          280,520
     Consulting fees payable (note 3)                                        190,000                        145,000
     Deferred revenue (note 4)                                                50,000                              -
     Dividends payable                                                       124,658                        100,000
     Share subscriptions payable (note 5)                                    400,000                        400,000
     Due to related company (note 6)                                           4,962                         23,478
     ---------------------------------------------------------------------------------------------------------------
                                                                           1,047,986                        948,998

Redeemable, convertible preferred stock with a par value of
   $0.001.  25,000,000 authorized, 2,000 issued (December 31,
   2004 - 2,000), net of deferred financing costs (note 7)                   163,200                        138,000

Stockholders' equity (deficiency):
     Capital stock:
           100,000,000  voting common shares, with $0.001 par value
                        authorized, 37,110,000 issued (December 31,
                        2005 - 37,110,000)                                    37,110                         37,110
            Additional paid-in capital                                     4,095,107                      4,095,107
     Deficit                                                              (5,286,419)                    (5,141,259)
     ---------------------------------------------------------------------------------------------------------------
                                                                          (1,154,202)                    (1,009,042)
Going concern (note 2(a))
Subsequent events (note 8)
--------------------------------------------------------------------------------------------------------------------
                                                                       $      56,984             $           77,956
====================================================================================================================

See accompanying notes to consolidated interim financial statements.

CIROND CORPORATION

Consolidated Interim Statements of Loss

(Expressed in United States dollars)

Three months ended March 31, 2006 and 2005
(Unaudited)

====================================================================================================================
                                                                                     2006                      2005
--------------------------------------------------------------------------------------------------------------------
Revenue (note 9)                                                           $        6,151        $           35,882

Expenses:
     Advertising and promotion                                                      2,770                    70,170
     Amortization                                                                   4,052                     6,204
     Consulting fees (note 3)                                                      45,000                   198,639
     Foreign currency exchange loss (gain)                                            (94)                     (735)
     Gain on recovery of account payable                                                -                   (50,000)
     Loss on disposal of equipment (note 3)                                         4,105                         -
     Interest                                                                         725                       418
     Office and administrative                                                      2,865                    18,414
     Professional fees                                                              4,259                    59,034
     Research and development                                                      17,035                   123,355
     Salaries and benefits                                                         11,322                   110,579
     Travel                                                                         9,414                    36,396
     ---------------------------------------------------------------------------------------------------------------
                                                                                  101,453                   572,474

--------------------------------------------------------------------------------------------------------------------
Loss before interest income                                                       (95,302)                 (536,592)

Interest income                                                                         -                     3,362

--------------------------------------------------------------------------------------------------------------------
Loss                                                                       $      (95,302)       $         (533,230)
====================================================================================================================

Weighted average number of common shares outstanding,
   basic and diluted                                                           37,110,000                36,260,000

Loss per common share, basic and diluted                                   $        (0.00)       $            (0.01)
====================================================================================================================

See accompanying notes to consolidated interim financial statements.

CIROND CORPORATION

Consolidated Interim Statement of Stockholders' Equity (Deficiency) and Comprehensive Loss

(Expressed in United States dollars)

From December 31, 2005 to March 31, 2006
(Unaudited)

====================================================================================================================================
                                                                                                                               Total
                                                                                        Additional                     stockholders'
                                                                     Common Stock          paid-in                            equity
                                                                  Shares      Amount       capital        Deficit       (deficiency)
------------------------------------------------------------------------------------------------------------------------------------


Balance, December 31, 2005                                      37,110,000   $ 37,110    $ 4,095,107   $ (5,141,259)   $ (1,009,042)

Accretion of discount on redeemable, convertible preferred
  stock (note 7)                                                      -          -              -           (23,500)        (23,500)
Amortization on deferred financing costs (note 7)                     -          -              -            (1,700)         (1,700)
Dividend on redeemable, convertible preferred stock                   -          -              -           (24,658)        (24,658)
Comprehensive loss:
    Loss                                                              -          -              -           (95,302)        (95,302)

------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2006                                         37,110,000   $ 37,110    $ 4,095,107   $ (5,286,419)   $ (1,154,202)
====================================================================================================================================


See accompanying notes to consolidated interim financial statements.

CIROND CORPORATION

Consolidated Interim Statements of Cash Flows

(Expressed in United States dollars)

Three months ended March 31, 2006 and 2005

(Unaudited)

===============================================================================================================
                                                                                     2006                 2005
---------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operations:
     Loss                                                                   $     (95,302)       $    (533,230)
     Item not involving cash:
         Amortization                                                               4,052                6,204
         Loss on sale of property and equipment                                     4,105                    -
         Common shares released from escrow in consideration
           of consulting services                                                       -               47,920
         Gain on recovery of account payable                                            -              (50,000)
     Changes in non-cash working capital:
         Amounts receivable                                                         9,541               (9,065)
         Prepaid expenses and deposits                                                 19                4,605
         Accounts payable and accrued liabilities                                  (2,154)             (29,077)
         Consulting fees payable                                                   45,000              (38,245)
         Deferred revenue                                                          50,000               (5,874)
         ------------------------------------------------------------------------------------------------------
                                                                                   15,261             (606,762)
Financing:
     Repayment of amount due to related company                                   (15,665)                   -
     Advances from (to) stockholder                                                     -                 (186)
     Dividends paid                                                                     -               (2,466)
     ----------------------------------------------------------------------------------------------------------
                                                                                  (15,665)              (2,652)

Investing:
     Expenditures on property and equipment                                             -              (11,455)

---------------------------------------------------------------------------------------------------------------
Decrease in cash                                                                     (404)            (620,869)

Cash, beginning of period                                                           1,272            1,308,086

---------------------------------------------------------------------------------------------------------------
Cash, end of period                                                         $         868        $     687,217
===============================================================================================================

Supplementary information:
  Interest paid                                                             $         725        $         418
  Income taxes paid                                                         $           -        $           -
===============================================================================================================

Non-cash financing and investing activities:
  Equipment disposed of by way of repayment of
     amount due to related company                                          $       2,851        $           -
===============================================================================================================


See accompanying notes to consolidated interim financial statements.

CIROND CORPORATION

Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Three months ended March 31, 2006

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

2.   SIGNIFICANT ACCOUNTING POLICIES

     a)  Going concern

         These interim financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business for the foreseeable future. The Company has realized a loss of $95,302 for the three months ended March 31, 2006 and has an accumulated deficit of $5,286,419 as at March 31, 2006. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

Three months ended March 31, 2006

(Unaudited)

================================================================================

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     b)  Basis of presentation

         The information included in the accompanying consolidated interim financial statements is unaudited and should be read in conjunction with the annual audited consolidated financial statements and notes thereto contained in the Company's Report on Form 10-KSB for the fiscal year ended December 31, 2005. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

     c)  Recent accounting pronouncements

         FASB issued a revision of SFAS No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS No. 123(R)"). SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The compensation cost is to be recognized over the service period which is determined by the vesting period. This statement is effective for public entities that do not file as small business issuers as of the beginning of the first fiscal year that begins after June 15, 2005. The revised SFAS 123 is effective for annual reporting periods that begin after December 15, 2005 and is required to be adopted in our first quarter of fiscal 2006. The adoption of a revised SFAS 123 will impact the Company's operating expenses and shareholders' equity (deficiency) to the extent that the Company issues stock options in consideration for services in connection with its proposed stock option plan. As the Company has not issued stock options in consideration for services, the adoption of a revised SFAS 123 has not had an impact on our financial statements.

         In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28" SFAS 154 provides guidance on the accounting for and reporting of accounting changes ad error corrections. It establishes retrospective application, unless such an approach is impracticable in which case prospective application of the change is appropriate, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted in our first quarter of fiscal 2006. Prior to SFAS 154, most accounting changes were recorded effective at the beginning of the year of change, with the cumulative effect at the beginning of the year of change recorded as a charge or credit to earnings in the period a change was adopted. The impact of the adoption of SFAS 154 will have on our financial statements is not yet determinable.

CIROND CORPORATION

Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Three months ended March 31, 2006

(Unaudited)

================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     c)  Recent accounting pronouncements (continued):

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

     d)  Loss per share:

         Loss per share is calculated by increasing the loss for the period by distributions, deemed distributions and allocations to the redeemable, convertible preferred shares to arrive at the loss available for common shareholders. This number is then divided by the weighted average number of shares outstanding in the period.

3.   RELATED PARTY TRANSACTIONS:

     During the three months ended March 31, 2006, the Company incurred consulting fees from a company controlled by the Company's former President totaling $45,000 (2005 - $45,000). As at March 31, 2006, $120,000 (2005 -
     $25,000) of these consulting fees were included in consulting fees payable.

     During the three months ended March 31, 2006 the Company sold certain computer equipment with a net book value $6,956 to the Company's former President for proceeds of $2,851 resulting in a loss on disposal of $4,105.

     The amounts were incurred in the normal course of operations and are recorded at the exchange amount, which is the amount established and agreed to by the related parties.

CIROND CORPORATION

Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Three months ended March 31, 2006

(Unaudited)

================================================================================


4.   DEFERRED REVENUE:

     Effective, January 19, 2006, the Company negotiated a licensing agreement for the Air Patrol product line with a company in which the Company's former President has an equity interest. In connection with the agreement, the entity agreed to pay the Company royalties equal to 20% of gross sales of Air Patrol products on or before January 19, 2007, 15% of gross sales of Air Patrol products between January 20, 2007 and January 19, 2008, 10% of gross sales of Air Patrol products between January 20, 2008 and January 19, 2009, 8% of gross sales of Air Patrol products between January 20, 2009 and January 19, 2010 and 5% of gross sales of Air Patrol products thereafter. In addition, the Company will receive royalties equal to 5% of gross sales from derivative versions of the Air Patrol products. On the effective date of the transaction, the Company received an advance payment of $50,000 in consideration of future royalties as provide above. To March 31, 2006, the Company did not realize any royalties revenue in connection with the agreement and, accordingly, the full amount of the cash consideration has been included in deferred revenue.

5.   SHARE SUBSCRIPTIONS PAYABLE:

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

CIROND CORPORATION

Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Three months ended March 31, 2006

(Unaudited)

================================================================================

6.   DUE TO RELATED COMPANY:

     The amount due to a company controlled by the Company's former President, totaling CDN$5,812, is unsecured, bears interest at 2% per month, and has no fixed terms of repayment.

7.   REDEEMABLE, CONVERTIBLE PREFERRED STOCK:

     On December 22, 2004 the Company entered into Securities Purchase Agreements with several accredited investors pursuant to which the Company agreed to sell, and the Investors agreed to purchase, 2,000 shares of Series B 5% Convertible Preferred Stock, warrants to purchase 2,325,584 shares of common stock, and Additional Investment Rights for a total consideration of $2,000,000. As at March 31, 2006, accrued dividends related to issued preferred shares totaled $124,658, of which $24,658 were accrued for the three-month period ended March 31, 2006. The warrants were originally exercisable for five years at $0.55 per share. The Preferred Stock were originally convertible into shares of common stock at a price of $0.43 per share at any time after issuance. The Additional Investment Rights entitle the Purchasers to buy up to $4,000,000 of Preferred Stock and warrants on the same terms for period of six months following the effective date of a Registration Statement on Form SB-2 related to common shares to be issued on conversion or redemption of the preferred shares. In connection with the subscription, Cirond paid Ascendiant Securities LLC ("Ascendiant") a cash commission of $160,000 and a non-accountable expense allowance of $25,000, and issued Ascendiant warrants for the purchase of up to 1,674,419 shares of common stock at $0.55 per share. The warrants are exercisable for a five-year period commencing from the date on which the right to exercise the warrants vested.

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

Three months ended March 31, 2006

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

     The discount between the redemption amount and allocated proceeds is being accreted to the redemption price on December 22, 2009 and deferred financing costs are being amortized to December 22, 2009 by the interest method with the accretion and amortization charged to deficit. The balances at March 31, 2006 are as follows:

     ==========================================================================================================
                                                    Redeemable
                                                   Convertible                  Deferred
                                                     Preferred                 Financing
                                                         Stock                     Costs                 Total
     ----------------------------------------------------------------------------------------------------------
     Consideration                           $       2,000,000         $        (185,000)      $     1,815,000

     Assigned to warrants                             (627,000)                   58,000              (569,000)
     ----------------------------------------------------------------------------------------------------------
                                                     1,373,000                  (127,000)            1,246,000

     Beneficial conversion option                   (1,185,000)                     -               (1,185,000)
     ----------------------------------------------------------------------------------------------------------
                                                       188,000                  (127,000)               61,000
     Accretion and amortization to
       December 31, 2005                                72,000                     5,000                77,000
     ----------------------------------------------------------------------------------------------------------
     Balance, December 31, 2005                        260,000                  (122,000)              138,000

     Accretion and amortization to
       March 31, 2006                                   23,500                     1,700                25,200

     ----------------------------------------------------------------------------------------------------------
     Balance, March 31, 2006                 $         283,500         $        (120,300)      $       163,200
     ==========================================================================================================

CIROND CORPORATION

Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Three months ended March 31, 2006

(Unaudited)

================================================================================

7.   REDEEMABLE, CONVERTIBLE PREFERRED STOCK (CONTINUED):

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

8.   SUBSEQUENT EVENTS:

     a)  ServGate Technologies transaction:

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

         =======================================================================

CIROND CORPORATION

Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Three months ended March 31, 2006

(Unaudited)

================================================================================

8.   SUBSEQUENT EVENTS (CONTINUED):

     a)  ServGate Technologies transaction (continued):

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

CIROND CORPORATION

Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Three months ended March 31, 2006

(Unaudited)

================================================================================

8.   SUBSEQUENT EVENTS (CONTINUED):

     a)  ServGate Technologies transaction (continued):

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

CIROND CORPORATION

Notes to Consolidated Interim Financial Statements

(Expressed in United States dollars)

Three months ended March 31, 2006

(Unaudited)

================================================================================

8.   SUBSEQUENT EVENTS (CONTINUED):

     b)  Conversion of certain Series B preference shares:

         In June 2006, the Company authorized the issuance of 50,000,000 shares of its common stock as partial conversion of certain outstanding Series B 5% Redeemable, Convertible Preferred Stock (the "Preferred Stock"). Holders of 1,550 shares of Preferred Stock, having a stated value of $1,550,000, agreed to convert their shares of Preferred Stock into 155,000,000 shares of common stock; however, only the Company authorized the issuance of 50,000,000 shares of common stock as a result of a planned reverse stock split.

     c)  Information statement:

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

9.   REVENUE:

     The Company's revenue from its various product families, for the three months ended March 31, 2006 and 2005, is as follows:

     ===========================================================================
                                             2006               2005
     ---------------------------------------------------------------------------

     Winc products                     $    4,358        $    20,588
     AirPatrol products                     1,793              9,420
     Source code license                        -              5,874

     ---------------------------------------------------------------------------
                                       $    6,151        $    35,882
     ===========================================================================

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

GOING CONCERN

         The accompanying consolidated interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of our company as a going concern. The Company has realized a loss of $95,302 for the three months ended March 31, 2006 and has an accumulated deficit of $5,286,419 as at March 31, 2006. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated interim financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the valuation of accounts receivable, the impairment of long-lived assets, any potential losses from pending litigation and deferred tax assets or liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

         Revenues from operations decreased from $35,882 for the three-month period ended March 31, 2005 to $6,151 for the three-month period ended March 31, 2006, due to our decreased level of activity.

         Our loss before interest income for the three-month period ended March 31, 2006 was $95,302 compared to a loss of $536,592 for the three-month period ended March 31, 2005. The decrease in the net loss reflected our decreased level of activity. After entering into the source code licensing agreement with AirPatrol Corporation, we did not conduct active operations.

         During the three-month period ended March 31, 2006, the most dramatic decreases in expenses over the first quarter of 2005 were in the areas of research and development (-86%), advertising and promotion (-96%), salaries and benefits fees (-90%), and professional fees (-97%).

         Dividends of $24,658 which were accrued to March 31, 2006 related to redeemable, convertible preferred stock issued on December 22, 2004. Accretion of the discount to the redeemable, convertible preferred stock, with respect to a beneficial conversion option and warrants issued in connection with preferred stock of $23,500 as well as amortization of deferred financing costs of $1,700 were recorded for the three months ended March 31, 2006.

         During the three months ended March 31, 2006, we sold assets with a book value of $6,956 to our president for proceeds of $2,851, resulting in a loss on disposal of $4,105. During the three months ended March 31, 2005, we had interest income of $3,362, due to the receipt of private placement offering proceeds in December 2004.

         Accordingly, for the three months ended March 31, 2006, we incurred a net loss of $95,302, as compared to a net loss of $533,230 for the comparable 2005 period.

LIQUIDITY AND CAPITAL RESOURCES

         As at March 31, 2006, we had cash of $868 and a working capital deficiency of $1,033,285, as compared to cash of $1,272 and a working capital deficiency of $924,333 at December 31, 2005. The increase in the working deficiency was due primarily to the loss for the period. Our minimal operations provided cash of $15,261 for the three months ended March 31, 2006, which was used to repay amounts owing to a related company of $15,665. The cash repayments, and equipment sold by way of a repayment of the amount owing, reduced the amount owed to this company at March 31, 2006 to $4,962 from $23,478 at December 31, 2005.

         Prepaid expenses consisted of prepaid rent.

         Property and equipment consisted of hardware equipment purchased from independent suppliers in North America for the development of our products.

         Consulting fees payable consisted of payables owed to two of our officers, Nicholas Miller and Mitchell Burton. Consulting fees payable were $190,000 compared to $145,000 as at December 31, 2005.

         Accounts payable decreased from $280,520 at December 31, 2005 to $278,366 at March 31, 2006.

         In April 2004, we received $2,000,000 in funds from a private investor, Andrew Lessman, in connection with a private placement offering pursuant to an irrevocable subscription agreement. During the quarter ended June 30, 2004, Mr. Lessman requested that his investment be rescinded and, without waiving any of our rights we may have against him under the subscription agreement, we returned $1,500,000 to Mr. Lessman of the $2,000,000 received. In connection with the private placement, we paid a $100,000 finder's fee. During the quarter ended June 30, 2004, we recovered the finder's fee, which we returned to Mr. Lessman as well. It is our intent to return the $400,000 balance of the investment only when Mr. Lessman enters into a mutual settlement agreement acceptable to us. Even though we have offered to return the remaining $400,000 to Mr. Lessman if he executes a mutual settlement agreement, he has refused to execute the settlement agreement. Mr. Lessman has initiated an action to recover the remaining $400,000. Although we have returned $1,600,000 of the $2,000,000 invested, we have not admitted to any facts or circumstances that would support a legal right to rescind the investment and we intend to vigorously defend the legal action on that basis. The $400,000 is reflected as share subscriptions payable at March 31, 2006 and December 31, 2005.

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

         As at March 31, 2006, 372,093 Ascendiant warrants were vested. Ascendiant will be entitled to further vested warrants as the investors exercise their warrants and the Additional Investment Right securities. The warrants contain piggyback registration rights and a net exercise provision. In August 2005, the Company and the investors amended the terms of the Securities Purchase Agreements including adjusting the conversion price of the redeemable, convertible preferred stock to $0.25 per share, adjusting the exercise price of the investors warrants to $0.30 per share and terminating the Additional Investment Rights.

         In May 2006 and as disclosed in the subsequent events notation to the financial statements, we offered all of the holders of the preferred stock the right to convert their shares into shares of common stock at a price of $0.01 per share. Holders representing 77.5% of the preferred stock agreed to the conversion. The conversion requires the issuance of 155,000,000 shares. We issued 50,000,000 and are proposing to implement a 1-for-65 reverse split of our issued and outstanding common stock and increase our authorized common stock to 500,000,000 shares. We believe that this proposal will make available a sufficient number of shares for our anticipated private placements of equity to fund operations.

PLAN OF OPERATION

         We believe we do not have sufficient funds to cover our operating overhead for the next twelve months. Accordingly, we estimate that we will need cash from one or more external sources of approximately $10,000,000 over the next twelve months. We intend to conduct additional financings to raise funds from private investors. However, there are no assurances that we will be able to complete any such financings.

         In connection with the acquisition of the ServGate assets described above, we obtained a secured bridge loan for $1,700,000 from Sand Hill and executed promissory notes to Sand Hill and BSGL in the principal amounts of $2,100,000 and $2,500,000, respectively. All of these obligations are secured by a security interest in the purchased assets.

         The $1,700,000 bridge loan accrues interest at 10% per annum, requires quarterly interest payments beginning July 1, 2006, and is due October 1, 2006. If revenues generated by the Company through June 30, 2006 are less than $1,500,000, then Sand Hill will have the option to require payment of the loan in full on the day that is 90 days after June 30, 2006. To June 30, 2006, the Company has not made all scheduled principal and interest payments and has not generated $1,500,000 in revenues. Sand Hill has not taken any action to demand repayment of the loan as a result of these events. Proceeds of the bridge loans were used for payments to Sand Hill to reduce the $2,100,000 principal balance of its note and accrued liabilities that the Company had assumed.

         The note for $2,100,000 made payable to Sand Hill, as amended, is due December 31, 2006, accrues interest at 18% per annum, and requires interest payments on July 1, 2006, October 1, 2006 and December 31, 2006, as well as mandatory principal payments as follows: $150,000 by April 7, 2006, $100,000 by May 15, 2006, $500,000 by June 30, 2006, $500,000 by September 30, 2006, 25% of
the proceeds from any OEM agreements, and 15% of the proceeds of any sale of equity over $3,000,000 by December 31, 2006. To June 30, 2006, the Company has not made all scheduled principal and interest payments. Sand Hill has not taken any action to demand repayment of the note as a result of these events.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS.

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                          EXHIBIT
--------------------------------------------------------------------------------
   2.1 Foreclosure Sale Agreement made April 4, 2006 among Sand Hill Finance, LLC, Cirond Corporation, ServGate Technologies, Inc., and BSGL, LLC (1)
--------------------------------------------------------------------------------
   2.2         First Amendment to Foreclosure Sale Agreement (2)
--------------------------------------------------------------------------------
   3.1         Articles of Incorporation, as amended (3)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                          EXHIBIT
--------------------------------------------------------------------------------
   3.2         Bylaws, as amended (4)
--------------------------------------------------------------------------------
   4.1         Certificate of Designation of Series B 5% Convertible Preferred
               Stock (5)
--------------------------------------------------------------------------------
  10.1 Management Advisory Services Agreement with Headline Technologies Ltd. dated February 1, 2002 (6)
--------------------------------------------------------------------------------
  10.2 Management Advisory Services Agreement with Amber Tiger Holdings Corp. dated January 1, 2004 (6)
--------------------------------------------------------------------------------
  10.3         2004 Stock Option Plan (7)
--------------------------------------------------------------------------------
  10.4 Agreement with Regency Capital Partners dated October 1, 2004, as amended November 2, 2004 (8)
--------------------------------------------------------------------------------
  10.5 Form of Securities Purchase Agreement dated as of December 22, 2004 between Cirond Corporation and the Purchaser named therein
               (5)
--------------------------------------------------------------------------------
  10.6 Registration Rights Agreement dated December 22, 2004 between Cirond Corporation and the Purchasers named therein (5)
--------------------------------------------------------------------------------
  10.7         Form of Common Stock Purchase Warrant (5)
--------------------------------------------------------------------------------
  10.8         Form of Additional Investment Right (5)
--------------------------------------------------------------------------------
  10.9 Source Code License Agreement dated January 21, 2004 between Computer Associates International, Inc. and Cirond Networks, Inc.
               (9)
--------------------------------------------------------------------------------
  10.10 Amendment No. 1 to the Securities Purchase Agreement, dated December 22, 2004, by and among Cirond Corporation and the Purchasers Signatory Thereto (10)
--------------------------------------------------------------------------------
  10.11 Promissory Notes to Amber Tiger Holdings Inc. from Cirond Networks (Canada) Inc. (2)
--------------------------------------------------------------------------------
  10.12 Source Code License Agreement dated January 19, 2006 between Air Patrol Corporation and Cirond Networks, Inc. (2)
--------------------------------------------------------------------------------
  10.13 Loan and Security Agreement dated as of April 3, 2006 between Cirond Corporation and Sand Hill Finance, LLC (1)
--------------------------------------------------------------------------------
  10.14 Promissory Note from Cirond Corporation to Sand Hill Finance, LLC dated April 3, 2006 in the amount of $1,700,000 (1)
--------------------------------------------------------------------------------
  10.15 Promissory Note from Cirond Corporation to Sand Hill Finance, LLC dated April 4, 2006 in the amount of $2,100,000 (1)
--------------------------------------------------------------------------------
  10.16 Promissory Note from Cirond Corporation to BSGL, LLC dated April 4, 2006 in the amount of $2,500,000 (1)
--------------------------------------------------------------------------------
  10.17 Warrant to Purchase Stock of Cirond Corporation dated April 3, 2006 issued to Sand Hill Finance, LLC (1)
--------------------------------------------------------------------------------
  10.18        Amendments to the Sand Hill Finance Promissory Notes (2)
--------------------------------------------------------------------------------
  31.1 Rule 13a-14(a) Certification of Chief Executive Officer and Interim Chief Financial Officer
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                          EXHIBIT
--------------------------------------------------------------------------------
  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Interim Chief Financial Officer
--------------------------------------------------------------------------------

-------------------------

(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated April 4, 2006, filed May 2, 2006.
(2) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2005, filed August 8, 2006.
(3) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, filed April 29, 2002.
(4) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated December 17, 2004, filed December 22, 2004.
(5) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated December 22, 2004, filed December 23, 2004.
(6) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed May 10, 2004.
(7) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated September 20, 2004, filed October 5, 2004.
(8) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated October 1, 2004, filed December 2, 2004.
(9) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2004, filed May 23, 2005.
(10) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended September 30, 2005, filed August 7, 2006.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CIROND CORPORATION



Date:  August 7, 2006                    By: /s/ FRANCIS E. WILDE
                                            ------------------------------------
                                               Francis E. Wilde
                                               Chief Executive Officer
                                               Interim Chief Financial Officer